Form 10-Q
period 2016-09-30
AV Homes, Inc.
filed 2016-10-28
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of October 21, 2016, there were 22,570,116 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Cash and cash equivalents	$16,289	$46,898
Restricted cash	1,139	26,948
Land and other inventories	630,909	582,531
Receivables	8,248	7,178
Property and equipment, net	34,223	34,973
Investments in unconsolidated entities	1,177	1,172
Prepaid expenses and other assets	13,033	17,144
Deferred tax assets, net	110,501	—
Goodwill	19,285	19,295
Total assets	$834,804	$736,139

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$37,060	$33,606
Accrued and other liabilities	29,389	38,826
Customer deposits	12,223	8,629
Estimated development liability	32,257	32,551
Senior notes, net	290,258	320,846
Total liabilities	401,187	434,458

Stockholders' equity
Common stock, par value $1 per share	22,692	22,444
Additional paid-in capital	401,358	399,719
Accumulated earnings (deficit)	12,586	(117,463)
	436,636	304,700
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	433,617	301,681
Total liabilities and stockholders' equity	$834,804	$736,139

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Homebuilding	$201,821	$151,130	$507,659	$280,381
Amenity and other	3,315	2,691	8,834	8,195
Land sales	291	6	1,120	3,470
Total revenues	205,427	153,827	517,613	292,046

Expenses
Homebuilding cost of revenues	163,911	121,089	414,290	228,911
Amenity and other	3,101	2,221	8,057	7,034
Land sales	295	2	685	385
Total real estate expenses	167,307	123,312	423,032	236,330

Selling, general and administrative expenses	25,484	23,191	71,639	52,492
Interest income and other	—	(36)	(1)	(325)
Interest expense	701	1,840	2,853	7,503

Income (loss) before income taxes	11,935	5,520	20,090	(3,954)
Income tax expense (benefit)	38	—	(109,959)	—
Net income (loss) and comprehensive income (loss)	$11,897	$5,520	$130,049	$(3,954)

Basic income (loss) per share	$0.53	$0.25	$5.81	$(0.18)
Diluted income (loss) per share	$0.49	$0.25	$5.02	$(0.18)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$130,049	$(3,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,729	2,786
Amortization of share-based compensation	1,911	2,320
Change in fair value of contingent consideration	(422)	(298)
Impairment charges	335	—
Equity in loss (income) from unconsolidated entities	15	(160)
Gain from disposal of assets	(1)	(31)
Deferred income taxes, net	(110,501)	—
Changes in operating assets and liabilities:
Restricted cash	25,809	(9,826)
Land and other inventories	(48,713)	(121,154)
Receivables	(1,070)	(4,182)
Prepaid expenses and other assets	2,704	2,391
Accounts payable, estimated development liability, and accrued and other liabilities	(1,595)	16,822
Customer deposits	3,594	2,863
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,844	(112,423)

INVESTING ACTIVITIES
Investment in property and equipment	(1,389)	(1,075)
Proceeds from sales of property and equipment	11	31
Business acquisitions	10	(95,182)
Investment in unconsolidated entities	(20)	(2,882)
NET CASH USED IN INVESTING ACTIVITIES	(1,388)	(99,108)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	79,926
Gross proceeds from Senior Secured Credit Facility	35,000	40,000
Payments of Senior Secured Credit Facility	(20,000)	(10,000)
Debt issuance costs	—	(2,068)
Principal payments of notes	(46,793)	(53,163)
Contingent consideration and other financing activities	(4,272)	(1,246)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,065)	53,449

DECREASE IN CASH AND CASH EQUIVALENTS	(30,609)	(158,082)
Cash and cash equivalents at beginning of year	46,898	180,334
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,289	$22,252
Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$—	$4,051
Distribution of land from unconsolidated joint venture	$—	$19,860

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of September 30, 2016 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

Beginning with our Form 10-Q for the quarter ended March 31, 2016, the selling, general and administrative expenses related to homebuilding previously included in Homebuilding expenses have been combined with corporate general and administrative expenses and reclassified into a separate new line item called “Selling, general and administrative expenses” to enhance the visibility to our core homebuilding operations and conform with standard industry presentation. The selling, general and administrative expenses reclassified include commissions, other selling expenses and overhead incurred at the divisional level. For the three and nine months ended September 30, 2015, selling, general and administrative costs of $19.4 million and $40.7 million, respectively, that were previously presented in Homebuilding expenses are now included in selling,  general and administrative expenses. In addition, in accordance with adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, our debt issuance costs are now presented as a deduction from the corresponding debt liability. This guidance was applied retrospectively and had the effect of reducing our prepaid expenses and other assets and senior notes, net balances in our consolidated balance sheets. As of December 31, 2015, unamortized deferred debt issuance costs of $5.9 million were previously presented in prepaid expenses and other assets on the consolidated balance sheet and are now included as a reduction to senior notes, net.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of September 30, 2016, our cash and cash equivalents were primarily available funds on deposit at financial institutions. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.1 million and $26.9 million as of September 30, 2016 and December 31, 2015, respectively. The balance as of December 31, 2015 was comprised primarily of $25.6 million on deposit as a reserve to comply with a covenant in our Senior Secured Credit Facility (defined below). As of September 30, 2016, the Company was above the specified thresholds requiring the reserve.

Land and Other Inventories and Homebuilding Cost of Revenues

Land and other inventories include expenditures for land acquisition, land development, home construction, construction costs for amenities, and direct and allocated indirect costs, including interest cost capitalized until development and construction are substantially completed. These costs are assigned to components of land and other inventories based on specific identification, relative sales value, or area allocation methods.

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

During the three and nine months ended September 30, 2016, our impairment assessments resulted in $0.1 million and $0.3 million of impairment charges, respectively, and are included in homebuilding cost of revenues in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2015, our impairment assessments resulted in no impairment charges.

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

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the membership dues for our amenities. For the three and nine months ended September 30, 2016 and 2015, we did not identify indicators of impairment for property and equipment.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three and nine months ended September 30, 2016 and 2015, we did not identify indicators of impairment for our investments in unconsolidated entities.

Business Acquisitions

When acquiring a business, we allocate the purchase price of the business to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result our pre-acquisition due diligence and its marketing and housing activities.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and nine months ended September 30, 2016 and 2015.

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

During the three and nine months ended September 30, 2016 and 2015, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Accrued warranty reserve, beginning of period	$3,581	$1,767	$3,333	$1,528
Reserve provided	952	1,818	2,440	2,954
Payments	(1,004)	(1,168)	(2,244)	(2,065)
Accrued warranty reserve, end of period	$3,529	$2,417	$3,529	$2,417

Income Taxes

Our income tax expense (benefit) for the three and nine months ended September 30, 2016 was less than $0.1 million and $(110.0) million, respectively, compared to income tax expense of $0.0 million for each of the three and nine months ended September 30, 2015. The income tax benefit for the nine months ended September 30, 2016 is due primarily to a $117.2 million reduction of our deferred tax asset valuation allowance in the same period. Our effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance related to our deferred tax assets. Due to the impact of the changes in the valuation allowance, our effective tax rates in 2016 and 2015 are not correlated to the amount of our income or loss before income taxes.

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

From 2007 to 2014, we generated significant deferred tax assets primarily from asset impairments and reduced operational profitability. As of September 30, 2016 and December 31, 2015, we had net deferred tax assets of $117.2 million and $124.5 million, respectively. The December 31, 2015 net deferred tax asset was offset by a valuation allowance of $124.5 million. During the three months ended March 31, 2016, we recognized a decrease of $0.6 million in the valuation allowance generated from the pre-tax income for the period.  During the three months ended June 30, 2016, we evaluated both positive and negative evidence and determined it was “more likely than not” that our federal deferred tax assets and our state deferred tax assets will be realized. Accordingly, we reversed $112.9 million of valuation allowance during the three months ended June 30, 2016 and an additional $4.3 million during the three months ended September 30, 2016. The valuation allowance decreased $117.8 million during the nine months ended September 30, 2016. This reversal is reflected in our income tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss). When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. The remaining valuation allowance of $6.7 million is expected to be reversed in the fourth quarter of 2016.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

During the nine months ended September 30, 2016 and 2015, we made income tax payments of $0.8 million and $0.0 million, respectively, related to alternative minimum tax and state income tax in North Carolina and South Carolina.

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

As of September 30, 2016, there were an aggregate of 559,579 shares available for grant under the 2015 Plan and 35,483 shares reserved for future issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of September 30, 2016, for outstanding options and restricted stock units previously awarded under the Incentive Plan, an aggregate of 540,483 shares of our common stock were reserved for future issuance.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings per share for the three and nine months ended September 30, 2016 did not assume the effect of employee stock options because the effects were antidilutive. The computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2015 did not assume the effect of restricted stock, restricted stock units, employee stock options, or convertible notes because the effects were antidilutive.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Basic net income (loss)	$11,897	$5,520	$130,049	$(3,954)
Diluted net income (loss)	$13,098	$5,520	$133,649	$(3,954)

Denominator:
Basic weighted average shares outstanding	22,415,780	22,018,449	22,402,799	22,006,460
Diluted weighted average shares outstanding	26,654,287	22,166,873	26,606,199	22,006,460

Basic earnings (loss) per share	$0.53	$0.25	$5.81	$(0.18)
Diluted earnings (loss) per share	$0.49	$0.25	$5.02	$(0.18)

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three and nine months ended September 30, 2016 and 2015 because we do not have components of comprehensive income.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 may be effective for us for the fiscal year beginning January 1, 2018 and subsequent interim periods. The adoption of ASU 2016-15 will modify our current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on our consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, the standard is effective for us for annual and interim periods beginning January 1, 2019 and mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date by one year. As a result, the standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Note 2 - Business Acquisitions

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra Builders”) for approximately $99.8 million, subject to customary post-closing adjustments. Part of the aggregate consideration includes a $6.0 million estimated earn-out. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra Builders business through the end of 2016, of which $3.3 million has been paid as of September 30, 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra Builder's indemnification and other potential obligations under the purchase agreement, of which $0.4 million has been paid as of September 30, 2016. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhances our position in a key growth market. The results of Bonterra Builders operations are included in our consolidated financial statements from the acquisition date of July 1, 2015.

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

Note 3 - Land and Other Inventories

Land and other inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Land held for future development	$22,429	$21,403
Land developed and in process of development	353,008	348,648
Homes completed or under construction	255,472	212,480
Total	$630,909	$582,531

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest (“ASC 835”). Homebuilding interest capitalized to cost of inventory is included in cost of sales as related units or lots are closed. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of land, lots and homes that are under development or construction, excluding finished unsold homes or finished models.

The following table represents interest incurred, interest capitalized, and interest expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest incurred	$6,483	$7,501	$19,873	$21,002
Interest capitalized	(5,782)	(5,661)	(17,020)	(13,499)
Interest expense	$701	$1,840	$2,853	$7,503

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners typically make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling less than $0.1 million to our unconsolidated entities during the three and nine months ended September 30, 2016. We made contributions totaling $0.0 million and $2.9 million to our unconsolidated entities during the three and nine months ended September 30, 2015, respectively. The balance of our investments in unconsolidated entities was $1.2 million as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, EM 646 was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 5 – Senior Notes

Our senior notes are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
7.50% Senior Convertible Notes due 2016	$—	$46,793
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Secured Credit Facility	15,000	—
Total Senior Notes	295,000	326,793
Deferred debt issuance costs	(4,684)	(5,877)
Debt discount	(58)	(70)
Total Senior Notes, net	$290,258	$320,846

We made interest payments of $11.4 million and $24.5 million for the three and nine months ended September 30, 2016, respectively. We made interest payments of $2.0 million and $24.0 million for the three and nine months ended September 30, 2015, respectively. We were in compliance with all debt covenants in our senior notes as of September 30, 2016 and December 31, 2015.

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

The 6.00% Notes were issued pursuant a series of separate, privately negotiated note purchase agreements (the “Note Purchase Agreements”) entered into on June 17, 2015 by us and certain qualified institutional buyers. TPG Aviator, L.P. (“TPG”), purchased $20.0 million aggregate principal amount of the 6.00% Notes for $20.0 million in cash and waived its rights to purchase additional 6.00% Notes, resulting in a fully diluted beneficial ownership for TPG of approximately 43.8% of our common stock. Pursuant to the terms of our Related Person Transaction Policy, the audit committee of our board of directors reviewed and approved the terms of the 6.00% Notes and TPG’s purchase of 6.00% Notes.

Senior Secured Credit Facility

On April 7, 2014 we entered into a $65.0 million senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer, which became effective on June 6, 2014 (the “Senior Secured Credit Facility”). The other original lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. Later in 2014, we increased the Senior Secured Credit Facility by $40.0 million with the addition of Citibank, N.A., and Deutsche Bank, A.G., as additional lenders. The Senior Secured Credit Facility included revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allowed us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also included a swing line loan facility in an aggregate principal amount of up to $30.0 million.

On July 28, 2016, we entered into an amendment to our Senior Secured Credit Facility and existing Guarantee and Collateral Agreement (the “Amendment”), which included the addition of Flagstar Bank, FSB and U.S. Bank, National Association as additional lenders. Pursuant to the Amendment, from the period beginning on July 28, 2016 and ending on June 5, 2017, the Amendment increases the committed amount available under the Senior Secured Credit Facility to $165.0 million. On June 6, 2017, Deutsche Bank, A.G.’s commitment will expire and the total committed amount available under the Senior Secured Credit Facility will be reduced to $150.0 million (the “Extended Commitments”). The Extended Commitments will expire on July 28, 2019 and any loans outstanding on such date will mature and be payable. In connection with the Amendment, the “accordion” feature was increased from $175.0 million to $200.0 million and the $30.0 million swing line loan facility was discontinued. As of September 30, 2016, we had sufficient qualified assets in the borrowing base to cover the full $165.0 million capacity and had $15.0 million in borrowings outstanding.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utility completion obligations in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated completion costs. Cash expenditures associated with these obligations were $0.2 million and $0.3 million during the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2015, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.3 million and $32.6 million as of September 30, 2016 and December 31, 2015, respectively.

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2016, we had outstanding surety bonds of approximately $28.3 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating income:
Florida
Revenues:
Homebuilding	$96,943	$86,892	$251,587	$185,484
Amenity and other	3,315	2,691	8,834	8,195
Land sales	26	6	670	3,470
Total revenues	100,284	89,589	261,091	197,149
Expenses:
Homebuilding cost of revenues	74,872	68,409	196,045	149,033
Homebuilding selling, general and administrative	12,189	11,419	33,374	26,172
Amenity and other	3,075	2,199	7,978	6,938
Land sales	6	2	225	385
Segment operating income	$10,142	$7,560	$23,469	$14,621

Arizona
Revenues:
Homebuilding	$42,014	$20,012	$104,255	$45,196
Land sales	—	—	185	—
Total revenues	42,014	20,012	104,440	45,196
Expenses:
Homebuilding cost of revenues	35,236	16,497	87,672	38,704
Homebuilding selling, general and administrative	3,854	3,009	10,773	7,846
Amenity and other	26	22	79	96
Land sales	—	—	171	—
Segment operating income (loss)	$2,898	$484	$5,745	$(1,450)

Carolinas
Revenues:
Homebuilding	$62,864	$44,226	$151,817	$49,701
Land sales	265	—	265	—
Total revenues	63,129	44,226	152,082	49,701
Expenses:
Homebuilding cost of revenues	53,803	36,182	130,573	41,174
Homebuilding selling, general and administrative	5,744	4,944	15,525	6,718
Land sales	289	—	289	—
Segment operating income	$3,293	$3,100	$5,695	$1,809

Operating income	$16,333	$11,144	$34,909	$14,980

Unallocated income (expenses):
Interest income and other	—	36	1	325
Corporate general and administrative expenses	(3,697)	(3,820)	(11,967)	(11,756)
Interest expense	(701)	(1,840)	(2,853)	(7,503)
Income (loss) before income taxes	11,935	5,520	20,090	(3,954)
Income tax expense (benefit)	38	—	(109,959)	—
Net income (loss)	$11,897	$5,520	$130,049	$(3,954)

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

The carrying amounts and fair values of our financial liabilities as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes:
7.50% Notes	$—	$—	$46,793	$45,389
8.50% Notes, net (1)	196,460	208,360	195,495	199,000
6.00% Notes, net (1)	78,798	86,840	78,558	75,368
Senior Secured Credit Facility	15,000	15,000	—	—
Contingent consideration (earn-out) (2)	2,400	2,400	7,083	7,083

(1)	The carrying amount of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.
(2)

During the nine months ended September 30, 2016, we paid $4.3 million of the earn-out. During the three months ended September 30, 2016, we also reduced the carrying amount of the earn-out by $0.4 million to its estimated fair value.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

7.50% Notes, 8.50% Notes and 6.00% Notes

As of September 30, 2016 and December 31, 2015, the fair value of the 7.50% Notes, the 8.50% Notes and the 6.00% Notes is estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

Contingent Consideration (“earn-out”)

This was first recognized as part of the purchase price paid for the Royal Oak Homes and Bonterra Builders acquisitions in 2014 and 2015, respectively, and falls within Level 3 of the fair value hierarchy. For the fair value as of December 31, 2015, valuation models were used to value the earn-outs by simulating earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.

Note 10 – Subsequent Event

On October 26, 2016, we received a commitment from Wells Fargo Bank, N.A. to become an additional lender under our Senior Secured Credit Facility, increasing the amount committed under the Senior Secured Credit Facility by $25 million. The addition of Wells Fargo to our Senior Secured Credit Facility is subject to customary closing conditions and we anticipate completing the addition in the fourth quarter.

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

For the nine months ended September 30, 2016, we derived 51% of our revenues from Florida, 20% of our revenues from Arizona and 29% of our revenues from the Carolinas.

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

As of September 30, 2016, our current selling community count included 63 locations, 28 in Florida, nine in Arizona and 26 in the Carolinas, with additional communities in the pipeline for each area. Our count of communities with closings as of September 30, 2016 included 60 locations, 26 in Florida, nine in Arizona and 25 in the Carolinas.

Our active adult communities, Solivita and Vitalia, in Florida; CantaMia and Encore in Arizona; and Creekside at Bethpage in Raleigh, North Carolina currently serve as our flagship communities in the active adult market. These communities broaden our geographic footprint and product offering, and provide us with market participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

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

Key Operating Metrics

Contracts signed. Net contracts signed for a given period represents the number of contracts we have entered into with home buyers for the purchase and sale of homes, less the number of contracts that were cancelled in the same period. We consider a home sales contract cancelled when the customer terminates the contract or when we provide notice of termination due to a failure on the part of the customer to close on the home or meet a contingency under the contract.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating income:
Florida
Revenues:
Homebuilding	$96,943	$86,892	$251,587	$185,484
Amenity and other	3,315	2,691	8,834	8,195
Land sales	26	6	670	3,470
Total revenues	100,284	89,589	261,091	197,149
Expenses:
Homebuilding cost of revenues	74,872	68,409	196,045	149,033
Homebuilding selling, general and administrative	12,189	11,419	33,374	26,172
Amenity and other	3,075	2,199	7,978	6,938
Land sales	6	2	225	385
Segment operating income	$10,142	$7,560	$23,469	$14,621

Arizona
Revenues:
Homebuilding	$42,014	$20,012	$104,255	$45,196
Land sales	—	—	185	—
Total revenues	42,014	20,012	104,440	45,196
Expenses:
Homebuilding cost of revenues	35,236	16,497	87,672	38,704
Homebuilding selling, general and administrative	3,854	3,009	10,773	7,846
Amenity and other	26	22	79	96
Land sales	—	—	171	—
Segment operating income (loss)	$2,898	$484	$5,745	$(1,450)

Carolinas
Revenues:
Homebuilding	$62,864	$44,226	$151,817	$49,701
Land sales	265	—	265	—
Total revenues	63,129	44,226	152,082	49,701
Expenses:
Homebuilding cost of revenues	53,803	36,182	130,573	41,174
Homebuilding selling, general and administrative	5,744	4,944	15,525	6,718
Land sales	289	—	289	—
Segment operating income	$3,293	$3,100	$5,695	$1,809

Operating income	$16,333	$11,144	$34,909	$14,980

Unallocated income (expenses):
Interest income and other	—	36	1	325
Corporate general and administrative expenses	(3,697)	(3,820)	(11,967)	(11,756)
Interest expense	(701)	(1,840)	(2,853)	(7,503)
Income (loss) before income taxes	11,935	5,520	20,090	(3,954)
Income tax expense (benefit)	38	—	(109,959)	—
Net income (loss)	$11,897	$5,520	$130,049	$(3,954)

Data from closings for the Florida, Arizona and the Carolinas segments for the three and nine months ended September 30, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended September 30,	of Units	Revenues	Per Unit
2016
Florida	340	$96,943	$285
Arizona	129	42,014	326
Carolinas	166	62,864	379
Total	635	$201,821	318

2015
Florida	317	$86,892	$274
Arizona	71	20,012	282
Carolinas	127	44,226	348
Total	515	$151,130	293

			Average
	Number		Price
For the nine months ended September 30,	of Units	Revenues	Per Unit
2016
Florida	904	$251,587	$278
Arizona	340	104,255	307
Carolinas	413	151,817	368
Total	1,657	$507,659	306

2015
Florida	704	$185,483	$263
Arizona	170	45,196	266
Carolinas	145	49,702	343
Total	1,019	$280,381	275

Third Quarter 2016 Highlights

During the third quarter of 2016, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, and (iii) the increase in the number of homes sold and closed.

Three Months Ended September 30, 2016 and 2015

Consolidated Results

Overall revenue increased by $51.6 million or 33.5% to $205.4 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was comprised of homebuilding revenue, which increased by $50.7 million or 33.5% compared to the same period of 2015. The increase in homebuilding revenue was driven by a 23.3% increase in units closed and an 8.5% increase in the average sales price for homes closed. Amenity and other revenue and land sales increased $0.9 million in total compared to the same period of 2015.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $50.7 million or 33.5% to $201.8 million for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a 23.3% increase in units closed and an 8.5% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $10.1 million or 11.6% for the three months ended September 30, 2016 compared to the same period in 2015 primarily driven by a 7.3% increase in units closed due to an increase in the number of communities in which we had closings from 21 to 26. In the Arizona segment, revenues increased $22.0 million or 109.9% for the three months ended September 30, 2016 compared to the same period in 2015 driven by an 81.7% increase in units closed primarily in our active adult communities and our communities that opened in 2015 and 2016. In the Carolinas segment, revenues increased by $18.6 million or 42.1% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in the number of communities in which we had closings from 22 to 25. Additionally, the average selling prices increased 4.0%, 15.6% and 8.9% for the Florida, Arizona and Carolinas segments, respectively, due to a combination of selective price increases and the mix of communities with closings, as many of the newly opened communities had average selling prices that were higher than the overall average for the segment.

Gross margin from total home closings decreased by 110 basis points to 18.8% from 19.9% for the three months ended September 30, 2016 compared to the same period in 2015. Gross margin from the Florida segment increased by 150 basis points to 22.8% from 21.3% for the three months ended September 30, 2016 compared to the same period in 2015. Gross margin from the Arizona segment decreased by 150 basis points to 16.1% from 17.6% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in warranty expense as a result of the 2015 gross margin benefiting from the favorable impact of reduced warranty costs from older communities exiting the warranty period in 2015.  Excluding the impact of warranty, gross margins were comparable between periods. Gross margin from the Carolinas segment decreased by 380 basis points to 14.4% from 18.2% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to increased construction and land development costs, a 160 basis point increase in previously capitalized interest and the mix of communities with closings. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $2.3 million, $1.5 million and $1.6 million, respectively, for the three months ended September 30, 2016 and was $1.9 million, $0.6 million and $0.4 million, respectively, for the same period in 2015.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 12.6% for the three months ended September 30, 2016 from 15.3% for the same period in 2015. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 10.8% for the three months ended September 30, 2016 from 12.8% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment improved to 12.6% for the three months ended September 30, 2016 compared to 13.1% for the three months ended September 30, 2015. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue improved to 9.2% for the three months ended September 30, 2016 from 15.0% for the three months ended September 30, 2015 primarily due to the cost leverage achieved from the more than doubling of revenue from the same period last year and lower sales and marketing costs. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment improved to 9.1% for the three months ended September 30, 2016 compared to 11.2% for the three months ended September 30, 2015 due to leveraging our cost base over increased revenue.

Corporate general and administrative expenses decreased by $0.1 million to $3.7 million for the three months ended September 30, 2016 compared to the same period in 2015. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 1.8% for the three months ended September 30, 2016 compared to 2.5% for the same period in 2015. The decrease as a percentage of revenue was driven by the increase in revenue, while containing our costs, and a $0.4 million decrease in our contingent consideration (earn-out) liability.

Interest expense decreased by $1.1 million to $0.7 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease in interest expense is primarily attributable to the decrease in outstanding debt in 2016 as compared to 2015.

Income tax expense for the three months ended September 30, 2016 and 2015 was less than $0.1 million and $0.0 million, respectively.

Net income for the three months ended September 30, 2016 was $11.9 million or $0.49 per diluted share compared to net income of $5.5 million or $0.25 per diluted share for the three months ended September 30, 2015. The increase in net income for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to the higher volume of closings, increases in average selling price and leveraging our cost base.

Nine Months Ended September 30, 2016 and 2015

Consolidated Results

Overall revenue increased by $225.6 million or 77.2% to $517.6 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was comprised of homebuilding revenue, which increased by $227.3 million or 81.1% compared to the same period of 2015, partially offset by a decrease in land sales revenue of $2.4 million. The increase in homebuilding revenue was driven by a 62.6% increase in units closed and an 11.3% increase in the average sales price for homes closed. The decrease in land sales is primarily due to non-recurring sales of non-core assets in Florida in 2015. Land sales can be highly variable from quarter-to-quarter and large fluctuations may occur. The gain on land sales during the nine months ended September 30, 2016 was $0.4 million compared to $3.1 million during the same period in 2015.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $227.3 million or 81.1% to $507.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a 62.6% increase in units closed and an 11.3% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $66.1 million or 35.6% for the nine months ended September 30, 2016 compared to the same period in 2015 driven by a 28.4% increase in units closed due to an increase in the number of communities in which we had closings from 21 to 26. In the Arizona segment, revenues increased $59.1 million or 130.7% for the nine months ended September 30, 2016 compared to the same period in 2015 driven by a 100.0% increase in units closed due to an increase in the number of communities in which we had closings from eight to nine, and a significant increase in closings at newly opened primary residential communities and at one of our active adult communities. In the Carolinas segment, revenues increased by $102.1 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the Bonterra Builders acquisition in July 2015. Additionally, the average selling prices increased 5.7%, 15.4% and 7.3% for the Florida, Arizona and Carolinas segments, respectively, due to a combination of selective price increases and the mix of communities with closings in each respective period.

Gross margin from total home closings remained comparable at 18.4% for the nine months ended September 30, 2016 and 2015. Gross margin from the Florida segment increased by 240 basis points to 22.1% from 19.7% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Arizona segment increased by 150 basis points to 15.9% from 14.4% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the addition of higher margin communities and selective price increases driving improvements in margins. Gross margin from the Carolinas segment decreased by 320 basis points to 14.0% from 17.2% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increased construction and land development costs, a 160 basis point increase in previously capitalized interest and the mix of communities with closings. The Carolinas gross margin for the nine months ended September 30, 2016 and 2015 also includes $1.6 million and $1.2 million, respectively, of expense associated with the purchase accounting write-up of the Bonterra Builders in-process inventory. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $6.1 million, $3.9 million and $4.0 million, respectively, for the nine months ended September 30, 2016 and was $4.1 million, $1.3 million and $0.5 million, respectively, for the same period in 2015.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 14.1% for the nine months ended September 30, 2016 from 18.7% for the same period in 2015. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 11.8% for the nine months ended September 30, 2016 from 14.5% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment improved to 13.3% for the nine months ended September 30, 2016 from 14.1% for the nine months ended September 30, 2015. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 10.3% for the nine months ended September 30, 2016 compared to 17.4% for the nine months ended September 30, 2015 primarily due to the cost leverage achieved from the more than doubling of revenue from the same period in 2015. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment improved to 10.2% for the nine months ended September 30, 2016 compared to 13.5% for the nine months ended September 30, 2015 due to the significant increase in revenue primarily from the acquisition of Bonterra Builders.

Corporate general and administrative expenses increased by $0.2 million to $12.0 million for the nine months ended September 30, 2016 compared to the same period in 2015. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 2.4% for the nine months ended September 30, 2016 compared to 4.2% for the same period in 2015. The decrease as a percentage of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased by $4.7 million to $2.9 million for the nine months ended September 30, 2016 compared to $7.5 million in the same period in 2015. The decrease in interest expense is primarily attributable to a reduction in debt and an increase in capitalized interest due to an expansion of inventory under development in 2016 as compared to 2015.

Income tax benefit for the nine months ended September 30, 2016 increased to $110.0 million from $0.0 million for the same period in 2015 due to the reversal of the deferred tax asset valuation allowance in the second and third quarters of 2016.

Net income for the nine months ended September 30, 2016 was $130.0 million or $5.02 per diluted share compared to a net loss of $4.0 million or $0.18 per diluted share for the nine months ended September 30, 2015. The increase in net income for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to (i) the reversal of the deferred tax valuation allowance in the second and third quarters of 2016 and (ii) the higher volume of closings, increases in average selling price and leveraging our cost base, partially offset by a decrease of $2.7 million in land sale gains.

Data from contracts signed for the Florida, Arizona and the Carolinas segments for the three and nine months ended September 30, 2016 and 2015 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended September 30,	Signed	Cancellations	Cancellations	Value	Unit
2016
Florida	373	(68)	305	$89,076	$292
Arizona	125	(29)	96	31,896	332
Carolinas	191	(20)	171	64,457	377
Total	689	(117)	572	$185,429	324

2015
Florida	335	(57)	278	$75,308	$271
Arizona	173	(31)	142	40,425	285
Carolinas	152	(17)	135	48,229	357
Total	660	(105)	555	$163,962	295

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the nine months ended September 30,	Signed	Cancellations	Cancellations	Value	Unit
2016
Florida	1,245	(201)	1,044	$294,413	$282
Arizona	465	(108)	357	113,427	318
Carolinas	591	(53)	538	200,827	373
Total	2,301	(362)	1,939	$608,667	314

2015
Florida	1,143	(176)	967	$260,492	$269
Arizona	460	(79)	381	110,189	289
Carolinas	209	(26)	183	63,635	348
Total	1,812	(281)	1,531	$434,316	284

Three Months Ended September 30, 2016 and 2015

The total number of net housing contracts signed during the three months ended September 30, 2016 compared to the same period in 2015 increased by 17 or 3.1%. The dollar value of housing contracts signed increased by $21.5 million or 13.1% over the same period. The increase in units and value were driven by improvements in the Florida and Carolinas segments, partially offset by a decrease in Arizona. The number of net housing contracts signed for the Florida segment during the three months ended September 30, 2016 increased by 27 or 9.7%, while the dollar value of housing contracts signed increased by $13.8 million or 18.3%, due to an increase in the number of selling communities from 24 to 28. The number of net housing contracts signed for the Arizona segment during the three months ended September 30, 2016 decreased by 46 or 32.4%, while the dollar value of housing contracts signed decreased by $8.5 million or 21.1%, due to a decrease in the number of selling communities from 10 to nine and two primary residential communities expected to close out in the next nine months. The number of net housing contracts signed for the Carolinas segment during the three months ended September 30, 2016 increased by 36 or 26.7%, while the dollar value of housing contracts signed increased by $16.2 million or 33.6%, primarily as a result of improved demand at newer communities. The overall increase reflects an increase in the number of selling communities from 60 to 63 as well as higher average selling prices.

The cancellation rate during the three months ended September 30, 2016 increased to 17.0% from 15.9% compared to the same period in 2015. The cancellation rate in the Florida segment increased slightly to 18.2% from 17.0% over the same period. The cancellation rate in the Arizona segment during the three months ended September 30, 2016 increased to 23.2% from 17.9% compared to the same period in 2015 primarily due to an increase in sales contract cancellations associated with buyers unable to sell their existing homes. The cancellation rate in the Carolinas segment during three months ended September 30, 2016 decreased slightly to 10.5% from 11.2% during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

The total number of net housing contracts signed during the nine months ended September 30, 2016 compared to the same period in 2015 increased by 408 or 26.6%. The dollar value of housing contracts signed increased by $174.4 million or 40.1% over the same period. The increase in units and value were driven by improvements in the Florida and Carolinas segments. The number of net housing contracts signed for the Florida segment during the nine months ended September 30, 2016 increased by 77 or 8.0%, while the dollar value of housing contracts signed increased by $33.9 million or 13.0%, due to an increase in the number of selling communities from 24 to 28. The number of net housing contracts signed for the Arizona segment during the nine months ended September 30, 2016 decreased by 24 or 6.3%, while the dollar value of housing contracts signed increased by $3.2 million or 2.9%, due to the sales mix of homes sold. The number of net housing contracts signed for the Carolinas segment during the nine months ended September 30, 2016 increased by 355, while the dollar value of housing contracts signed increased by $137.2 million, primarily as a result of the Bonterra Builders acquisition. The overall increase reflects an increase in the number of selling communities from 60 to 63 as well as higher average selling prices.

The cancellation rate during the nine months ended September 30, 2016 increased slightly to 15.7% from 15.5% compared to the same period in 2015. The cancellation rate in the Florida segment increased slightly to 16.1% from 15.4% over the same period. The cancellation rate in the Arizona segment during the nine months ended September 30, 2016 increased to 23.2% from 17.2% compared to the same period in 2015 due to an increase in sales contract cancellations associated with buyers unable to sell their existing homes. The cancellation rate in the Carolinas segment during the nine months ended September 30, 2016 decreased to 9.0% compared to 12.4% during nine months ended September 30, 2015 due to the addition of Bonterra Builders communities, which typically focus on move-up buyers who tend to have a lower cancellation rate.

Backlog for the Florida, Arizona and the Carolinas segments as of September 30, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of September 30,	of Units	Volume	Per Unit
2016
Florida	556	$160,007	$288
Arizona	250	81,834	327
Carolinas	275	105,302	383
Total	1,081	$347,143	321

2015
Florida	536	$147,085	$274
Arizona	263	78,799	300
Carolinas	227	81,635	360
Total	1,026	$307,519	300

The backlog of housing contracts as of September 30, 2016 compared to September 30, 2015 increased by 55 or 5.4%, and the dollar value of backlog increased by $39.6 million or 12.9% over the same period. The increase in units of backlog was driven by increased sales due to higher community counts in the Florida and Carolinas segments, as well as increases in the average price per unit sold due to price increases and the sales mix of product sold. The backlog of housing contracts in the Florida segment as of September 30, 2016 compared to September 30, 2015 increased by 20 or 3.7%, and the dollar value increased by $12.9 million or 8.8% over the same period, driven by the increase in selling communities from 24 to 28. The backlog of housing contracts in the Arizona segment as of September 30, 2016 compared to September 30, 2015 decreased by 13 or 4.9%, primarily due to a decrease in net housing contracts signed and the dollar value increased by $3.0 million or 3.9% over the same period, driven by a 9.0% increase in average selling price. The backlog of housing contracts in the Carolinas segment as of September 30, 2016 compared to September 30, 2015 increased by 48 or 21.1% and the dollar value increased by $23.7 or 29.0% million over the same period, primarily due the increase in the number of selling communities.

As of September 30, 2016, our inventory of unsold (speculative) homes, both completed and under construction, was 403 units, as compared to 429 units as of September 30, 2015. As of September 30, 2016, approximately 30% of unsold homes were completed compared to approximately 29% as of September 30, 2015. The decrease in speculative homes is due to our efforts to optimize our inventory of unsold (speculative) homes which typically have lower margins.

The following is a breakdown of our land holdings as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	875	99	5,493	6,467	737	143	5,898	6,778
Primary residential	1,770	652	957	3,379	2,111	637	1,040	3,788
	2,645	751	6,450	9,846	2,848	780	6,938	10,566
Arizona
Active adult	702	836	452	1,990	432	1,238	452	2,122
Primary residential	408	—	429	837	550	—	345	895
	1,110	836	881	2,827	982	1,238	797	3,017
Carolinas
Active adult	116	88	408	612	148	79	408	635
Primary residential	716	570	414	1,700	533	886	478	1,897
	832	658	822	2,312	681	965	886	2,532
Total principal communities	4,587	2,245	8,153	14,985	4,511	2,983	8,621	16,115

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land and approximately 5,600 acres of unplatted scattered mixed-use land primarily in Florida. We also have 690 platted scattered lots, primarily in Arizona.

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a full valuation allowance against our deferred tax assets in 2009 and regularly analyzed all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considered, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods. After careful evaluation of all positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of June 30, 2016 that it was “more likely than not” that all of our federal deferred tax assets and our state deferred tax assets will be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability. Accordingly, we reversed $112.9 million of valuation allowance during the three months ended June 30, 2016. We reversed an additional $4.3 million during the three months ended September 30, 2016 for a total of $117.2 million during the nine months ended September 30, 2016. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. The remaining valuation allowance of $6.7 million is expected to be reversed in the fourth quarter of 2016.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

Liquidity and Capital Resources

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult and primary residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land. We finance these capital needs through our cash on hand, operating cash flows, senior credit facility, senior notes and the capital markets. For more information regarding our debt, see Note 5, Senior Notes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Cash Flows

As of September 30, 2016, our cash and cash equivalents totaled $16.3 million compared to $46.9 million as of December 31, 2015. As of September 30, 2016, total consolidated indebtedness was $295.0 million compared to $326.8 million as of December 31, 2015. The decrease in cash and cash equivalents as of September 30, 2016 is primarily due to the purchase and development of land and the increase in homes under construction due to higher sales, the redemption of the 7.50% Notes and payments of outstanding amounts under our Senior Secured Credit Facility. Additionally, as of September 30, 2016, we had $1.1 million in restricted cash as compared to $26.9 million in restricted cash as of December 31, 2015, which was comprised primarily of cash on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility. As of September 30, 2016, the Company was above the specified thresholds requiring the reserve.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the nine months ended September 30, 2016, net cash provided by operating activities was $6.8 million. The operating cash inflow was primarily due to the net income of $130.0 million offset by the $110.5 million decrease in deferred tax assets, net due to the reversal of the deferred tax asset valuation allowance in the second and third quarters of 2016. The remaining change was due to the increase in land and other inventories of $48.7 million, and an increase in customer deposits of $3.6 million, partially offset by a decrease in restricted cash of $25.8 million related to the release of the interest reserve requirement for our Senior Secured Credit Facility.

Net cash used in investing activities was $1.4 million primarily due to the purchase of property and equipment. Net cash used in financing activities was $36.1 million primarily due to the repayment of the remaining $46.8 million of 7.50% Notes at maturity, partially offset by a net draw of $15.0 million on the Senior Secured Credit Facility during the third quarter of 2016.

For the nine months ended September 30, 2015, net cash used in operating activities was $112.4 million. The operating cash outflow was primarily due to the increase in land and other inventories of $121.2 million and an increase in restricted cash of $9.8 million related to a covenant requirement in our Senior Secured Credit Facility. Using the proceeds from our 8.50% Notes issued in June 2014 and our 6.00% Notes issued in June 2015, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales. These outflows were partially offset by cash inflow of $19.7 million from increased customer deposits and accrued liabilities. Net cash used in investing activities amounted to $99.1 million primarily due to the purchase of Bonterra Builders in the third quarter of 2015. Net cash provided by financing activities was $53.4 million primarily due to the issuance of $80.0 million of the 6.00% Notes, partially offset by the aggregate redemption and repurchase of the 7.50% Exchange Notes and portions of the 7.50% Notes for $55.0 million. Additionally, we had a net draw of $30.0 million on the Senior Secured Credit Facility during the third quarter of 2015.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Secured Credit Facility will provide sufficient liquidity to fund our business for the next 12 months.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2016, we had outstanding performance bonds of approximately $28.3 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the nine months ended September 30, 2016. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the nine months ended September 30, 2016. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	*

Omnibus Amendment to Credit Agreement and Guarantee on Collateral Agreement among AV Homes, Inc., the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., dated as of July 28, 2016 (filed as Exhibit 10.1 to Form 8-K filed on July 28, 2016 (File No. 1-7395) and incorporated herein by reference).

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

AV HOMES, INC.

Date:	October 28, 2016	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2016	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)