Form 10-K
period 2016-12-31
AV Homes, Inc.
filed 2017-02-24
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $147,711,792 as of June 30, 2016.

As of February 16, 2017, there were 22,510,432 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Company Overview

AV Homes, Inc. is a homebuilder engaged in the business of homebuilding and community development in Florida, the Carolinas and Arizona. Our business focuses on the development and construction of (i) primary residential communities serving first-time and move-up buyers, including under our local Bonterra Builders and Royal Oak Homes brands, and (ii) active adult communities, which are age-restricted to the age 55 and over active adult demographic. As of December 31, 2016, we owned 4,675 developed residential lots, 2,531 partially developed residential lots, 7,914 undeveloped residential lots, and 6,979 acres of mixed-use, commercial, and industrial land. We utilize our deep experience, strong operating platform, and land inventory to capitalize on the strengthening housing environment and favorable demographic trends within our core markets. We are publicly held and our common stock is traded on the NASDAQ Stock Market under the symbol “AVHI.”

Our performance in our core segments of Florida, the Carolinas and Arizona improved for the year ended December 31, 2016 as compared to prior years. We expanded our market presence and significantly increased the number of homes we have sold. During the year ended December 31, 2016, we closed on 2,465 homes at an average sales price of approximately $310,000 per closed home, generating approximately $764 million of homebuilding revenue, as compared to the year ended December 31, 2015, in which we closed on 1,750 homes at an average sales price of approximately $285,000 per closed home, generating approximately $499 million of homebuilding revenue. The number of housing contracts (net of cancellations) signed in 2016 increased 16.4% to 2,369 as compared to 2015 and we had 703 homes in backlog with a sales value of approximately $236 million as of December 31, 2016 compared to 799 homes in backlog with a sales value of approximately $244 million as of December 31, 2015.

Available Information

AV Homes, Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona 85253, and our telephone number is (480) 214-7400. Our website address is www.avhomesinc.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

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

You can access financial and other information on our website, www.avhomesinc.com. The information on or accessible through our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or furnishing such material electronically or otherwise with the SEC.

Our Strengths

We believe we are well-positioned to execute our core business strategies as a result of the following competitive strengths:

Transformed from a land company to an efficient, process-driven homebuilder. Beginning in 2011, we implemented a strategic planning initiative to restructure our overhead costs and reposition the Company as a cost-efficient and process-driven homebuilder. Pursuant to this initiative, we re-aligned our business to capitalize on the demographic trends and homebuilding recovery in our core markets. Specifically, our management re-evaluated all of our land holdings to identify core assets for development and homebuilding activities, as well as non-core land positions to be sold in favorable market conditions. We also recruited a new team of senior and operating management with longstanding experience in the homebuilding industry, strengthening us to take advantage of the ongoing housing recovery. In addition, we repositioned and diversified our consumer market segmentation mix and broadened our geographical diversification to maximize our opportunity to drive profitable growth.

Significant expertise in our core markets. We have significant geographic expertise in the Florida, the Carolinas and Arizona markets. In addition, as a result of our experience in developing communities for the active adult population for almost two decades, we have market expertise in serving the housing and lifestyle aspirations of the vast Baby Boomer population. Our management team has a deep understanding of the active adult and primary residential markets and the preferences of the buyers in these markets. We also supplement our expertise in our markets by utilizing a research-based approach to understanding the lifestyle preferences of these buyer markets.

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

Business Strategy

Our primary business is homebuilding and community development, which includes the acquisition, development and building of active adult and primary residential home communities, in Florida, the Carolinas and Arizona. Our core business strategies, which we believe give us long-term competitive advantages relative to other builders, are intended to promote our growth, drive profitability and generate cash liquidity. Those strategies are summarized below.

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

Exercise prudent balance sheet management to maintain ample liquidity for growth. We believe that it is critical for us to maintain a strong balance sheet with ample liquidity so that we can service our debt obligations, support on-going homebuilding operations, and take advantage of growth opportunities in our core markets. As of December 31, 2016, we had $67.8 million of cash and cash equivalents, $1.2 million of restricted cash, an undrawn $190 million senior secured credit facility, and $280.0 million of outstanding debt.

Profitably monetize non-core commercial and industrial land positions and scattered lots. We continue to opportunistically sell non-core commercial and industrial land positions, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. We sold $3.6 million under this plan in 2016 for a profit of $2.3 million, $6.5 million in 2015 for a profit of $5.6 million, and $32.6 million in 2014 for a profit of $10.6 million.

Our Operations

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and primary residential home communities in Florida, the Carolinas and Arizona. For further information regarding our financial condition and results of operations, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Average sales price. Average sales price represents total homebuilding revenue for a given period divided by the number of closings for such period.

Construction

Construction time for our homes depends on the availability of labor and materials, the type and size of the home, location and weather conditions. Construction of a home in our active adult communities or primary residential communities is typically completed within five months following commencement of construction.

We act as the general contractor for the construction of our homes and communities. We typically engage subcontractors on a project-by-project basis to complete construction at a negotiated fixed price. Agreements with our subcontractors and material suppliers are generally entered into after competitive bidding. Our subcontract agreements typically require the subcontractor to meet certain insurance requirements and to indemnify us against claims related to their work. Our project managers and superintendents supervise the construction of each home, schedule and manage the activities of subcontractors and suppliers, subject their materials and work to quality control standards and assure compliance with zoning and building codes.

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

Purchase of Land

We buy improved lots and tracts of raw land or unimproved lots that require development. Generally, earnest money deposits on new land purchases have historically ranged from 5% to 20% of the final purchase price. Additionally, we will use option contracts to acquire lots on a metered basis. Our liability, in the event we do not perform as agreed in the terms of the option contract, is generally forfeiture of our earnest money deposit to the land seller. As of December 31, 2016, we had $4.2 million of earnest money deposits outstanding on new land purchases and land option contracts.

Marketing and Sales

We market our homes through a variety of means, including our website, social media and other Internet channels, as well as the use of model homes, newspaper, magazine and billboard advertising. We also seek to customize our marketing efforts based on location to address the needs and preferences of local homebuyers. We employ sales professionals who are compensated through a combination of salaries and sales commissions to encourage and reward increased sales performance. We use a customer relationship management system to track our traffic and automate follow-up with our contact lists. We also use outside sales brokers in certain markets.

We use model homes in our communities to provide homebuyers the opportunity to view fully furnished and landscaped homes. We typically use one or more model homes in each community. Additionally, in our active adult communities, we have homes that we use as Discovery Day units. These homes are used for prospective buyers to stay for short periods of time for exposure to the overall experience of the community.

In order to provide a more tailored product, our homebuyers have the option of customizing their homes through our design center services. Each floor plan has available options that may be added or modified in order to suit the requirements of individual homebuyers.

We report a home as sold pursuant to a written sales contract that usually requires the homebuyer to make a cash deposit. Such sales contracts often contain contingencies such as the ability to receive mortgage financing. We have preferred relationships with select vendors to provide customer financing and title services. In connection with our sales process, we generally require all of our buyers to pre-qualify with a preferred mortgage financing provider.

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

Primary Residential Community Development

With our acquisition of the Royal Oak Homes business in 2014 and the Bonterra Builders business in 2015, we have significantly expanded our focus on the primary residential market, which continues to improve since the most recent housing downturn. We believe that continued investment in this segment will provide us with a balanced portfolio. In addition to our recent acquisitions, we have continued to expand organically in our existing Central Florida, Charlotte and greater Phoenix markets, while also expanding into the Jacksonville, Florida and Raleigh, North Carolina markets. During the year ended December 31, 2016, we had 1,770 home closings in the primary residential market compared to 1,236 home closings for the same period in 2015.

Active Adult Community Development

A primary component of our business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow this component of our business and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult communities include:

Solivita

Solivita commenced active sales in 2000 and is comprised of 10,089 lots on 7,193 acres in Central Florida, south of the Orlando metropolitan area. As of December 31, 2016, 4,258 of the 5,589 planned residences in the actively developed area have been sold and closed, with approximately 4,500 lots to be developed in future phases. Solivita offers its residents numerous activities year-round through the community’s Lifestyles program, which includes approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a billiard room, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, bocce ball courts, shuffleboard courts, pickleball courts, tennis courts, horseshoe pits, dog parks and an outdoor pavilion. Social activities at Solivita include over 300 clubs, including such diverse interests as dragon boats, photography, travel, pickleball, softball, theatre and motorcycle riding and Veterans affairs.

CantaMia

CantaMia is a 1,695 lot active adult community located on 541 acres in the Estrella Mountain Ranch master-planned community in Goodyear, Arizona, west of Phoenix. Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility that has, as its focal point, an eighteen acre man-made lake system. Amenities include an exercise facility, indoor/outdoor swimming pools, a demonstration kitchen, a library, a technology center, an arts/crafts studio, rooms for games and club activities, a movement studio for yoga and aerobics, and a café. CantaMia also has outdoor sporting venues, including swimming, pickleball, bocce ball, tennis and horseshoes. As of December 31, 2016, a total of 546 homes have closed since we started selling in 2010.

Vitalia at Tradition

Vitalia at Tradition (“Vitalia”) is a 1,153 lot, 452-acre active adult community located in Port St. Lucie, Florida, between Vero Beach and West Palm Beach on Florida’s east coast. We acquired this property in 2009 in its partially developed condition. We have completed new model homes and the recreational center amenity, and have commenced development of additional roadways. As of December 31, 2016, a total of 629 homes have closed since 2009.

Encore at Eastmark

Encore at Eastmark (“Encore”) is our latest active adult community in the Arizona market and is located in the Southeast Valley of metropolitan Phoenix, in the City of Mesa, Arizona. Encore is a 310-acre master-planned community, located within the much larger master-planned community of Eastmark. Encore offers four different product lines designed for the active adult demographic encompassing 973 lots. Residents have exclusive use of the 15,000 square foot recreation and lifestyle facility. Amenities include an exercise facility, outdoor swimming pool, a library, an arts/crafts studio, rooms for games and club activities, a movement studio for yoga and aerobics, and a café. Encore also has outdoor sporting venues, including pickleball, bocce ball, and tennis. As of December 31, 2016, a total of 223 homes have closed since we started selling in 2015.

Creekside at Bethpage

Creekside at Bethpage (“Creekside”) is our first entry into the Raleigh/Durham market. This community is part of the larger Bethpage mixed-use development, which consists of residential, retail, multi-family and commercial uses. Creekside is a 292-acre parcel with a preliminary total of 653 lots that is age-restricted and targets the active adult segment. Creekside has five different product lines ranging from 1,200 to 4,000 square feet.

The sales center and model complex opened in October 2015. The surrounding amenities consist of a 14,000 square foot clubhouse with tennis courts, pickleball courts, bocce ball, an urban garden and a swimming pool, which were completed and opened in the fall of 2016. As of December 31, 2016, a total of 106 homes have closed since we started selling in 2015.

Segment Information

Our reportable segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note 13, Segment Information, to the consolidated financial statements included in Part II of this report.

Trademarks

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including AV Homes®, Stonegate®, Solivita®, Royal Oak Homes®, CantaMia® and Vitalia®.

Employees

As of December 31, 2016, we employed 332 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

Regulation

Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business, such as environmental, hazardous waste and land-use requirements, and can result in substantial expense to AV Homes.

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

Seasonality

Our business is affected to some extent by the seasonality of home sales, which generally produce increased closings in the latter half of the year. However, periods of economic downturn in the industry can alter seasonal patterns.

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

The homebuilding industry is highly cyclical and may be significantly affected by changes in general economic and business conditions, such as:

•	employment and income levels;
•	availability of financing for homebuyers;
•	short and long term interest rates;
•	consumer confidence;
•	labor availability;
•	levels of new and existing homes for sale or rent;
•	shifting housing demand due to population and demographic changes; and
•	the supply of developable land in our markets and the United States generally.

Changes in these conditions may occur on a national scale, as was largely the case in the most recent downturn, or may acutely affect some of the regions or markets in which we operate more than others. Adverse conditions affecting certain markets could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets.

Adverse changes in economic conditions can cause demand and prices for our homes to diminish, cause us to take longer to build our homes, and/or make it more costly for us to do so. We may not be able to recover increased costs by raising prices in the event market conditions are weak and because the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before construction begins. Adverse economic conditions could also impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Any such adverse change nationally or in any of our markets could have a material adverse effect on our business, liquidity and results of operations.

Our success depends on the availability of suitable land acquisition opportunities at acceptable prices and our having sufficient liquidity to acquire such properties.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land, partially developed land and improved lots at prices that meet our investment criteria. Such availability depends on a number of factors outside of our control, including competition in local markets for land and lots and restrictive governmental regulations. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would have an adverse effect on our revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants and as a result of our reduced access to capital compared to some of our competitors.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenues, time and material expenditures are required to acquire land, obtain development approvals and, in many cases, construct significant portions of project infrastructure, amenities, model homes and sales facilities. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner would have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

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

Following the most recent downturn in the housing industry, which began with defaults on subprime loans, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs. This resulted in a tightening of lending and qualification standards. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans, in turn, have made it more difficult for many buyers to sell their homes or to finance the purchase of our homes. A further reduction in loan products or tightening of qualification standards would have a further adverse effect on our results.

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

In recent years the purchase price of building materials, including the price of concrete, lumber, drywall, and other important materials, has increased. Additionally, the homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. Shortages in concrete, lumber, drywall or other important materials could result in delays in the start or completion of, or increase the cost of completing, our homes, which could adversely impact our results of operations.

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

To the extent the demand for labor and materials increases as it has in recent years, our average per home cost of labor and building materials will likely increase, and our operating margins and results of operations may be adversely affected. Further, the inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects and results of operations.

Homebuilding is very competitive, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions that are designed, planned and developed by such homebuilders. We also compete with the home re-sale market, foreclosures and rental properties. In addition, many of our competitors have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us. Finally, any damage to our reputation, which may spread widely and quickly through digital and social media, could impair our ability to compete for homebuyers. These competitive conditions in the homebuilding industry can affect our business and result in lower sales, lower selling prices and lower profit margin, among other things.

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

We may not be able to generate sufficient cash to service all of our indebtedness, including our outstanding notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of December 31, 2016, the total principal amount of our debt was $280.0 million. Our ability to make scheduled payments on or refinance our debt obligations, including the 8.50% Senior Notes due 2019 and the 6.00% Senior Convertible Notes due 2020 (collectively, the “Notes”) and our revolving credit facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. If we are significantly and negatively impacted by any of the foregoing, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes, as the same shall become due and payable.

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

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our future financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

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

The geographic concentration of our operations in Florida, the Carolinas and Arizona subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

Our operations are concentrated in Florida, the Carolinas and Arizona. Due to the concentrated nature of our operations, negative factors affecting one or more of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations.

Inflation or deflation could adversely affect our business and financial results.

Inflation can adversely affect us by increasing costs of land, materials and labor. We may not be able to offset any such cost increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and we may not be able to pass on any such increases to customers who have already entered into sales contracts, which may be well in advance of the construction of the home, which could cause our margins to decrease. Moreover, with inflation, our costs of capital increase, and the purchasing power of our cash resources may decline.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods, can harm our homebuilding business. These can delay home closings, the development of raw land positions, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates of certain of the states in which we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations are concentrated in Florida and the Carolinas, which are subject to increased risk of hurricanes. Furthermore, if our insurance does not fully cover losses resulting from these events or any related business interruption, our assets, financial condition and capital resources could be adversely affected.

Resource shortages or rate fluctuations could have an adverse effect on our operations.

The areas in which we operate are subject to resource shortages, including significant changes to the availability of potable and non-potable water. Shortages of natural resources, particularly water, may make it more difficult for us to obtain regulatory approval for new developments or present challenges within existing developments. We may incur additional costs and may not be able to complete construction on a timely basis if such shortages continue. Furthermore, these shortages may adversely affect the regional economies in which we operate, which may reduce demand for our homes. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport our employees to our job sites, fluctuates and may increase as a result of geopolitical events or accidents. This could also result in higher prices for any product utilizing petrochemicals. These cost increases may have an adverse effect on our operating margin and results of operations.

Values of, and costs associated with, our land and lot inventory could adversely affect our business or financial results.

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, developed lots and housing inventories can fluctuate significantly as a result of changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce the carrying value of these assets and take significant impairment charges. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for developed lots controlled under option or similar contracts may be put at risk. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in poorly performing communities or markets. Because future market conditions are uncertain, we cannot provide assurance that we will be successful in managing our future inventory risks or avoiding future impairment charges. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

We incur many costs before we begin to build homes in a community. Depending on the stage of development a land parcel is in when acquired, such costs may include costs of preparing land; finishing and entitling lots; installing roads, sewers, water systems and other utilities; building amenities in our age-restricted and age-targeted communities; paying taxes and other costs related to ownership of the land on which we plan to build homes; and incurring promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, we may incur additional costs, and it will take a longer period of time for us to recover our costs.

TPG Aviator, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

TPG Aviator, L.P. (“TPG Aviator”) beneficially owned approximately 43.5% of our common stock as of December 31, 2016, and is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders’ interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

The interests of TPG Aviator and its affiliates may differ from the interests of our other stockholders in material respects. For example, TPG Aviator and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. TPG Aviator and its affiliates are in the business of making or advising on investments in companies, including businesses that directly or indirectly compete with our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our stockholders agreement with TPG Aviator grants TPG Aviator certain rights that may restrain our ability to take various actions in the future.

In connection with TPG Aviator’s June 2013 investment in us, we entered into a stockholders agreement with TPG Aviator, pursuant to which we granted TPG Aviator certain rights that may restrict our ability to take certain actions in the future. Under the stockholders agreement, we agreed to increase the size of our board of directors to ten members and we appointed four directors designated by TPG Aviator.

TPG Aviator has the right to nominate a specified number of directors to the board and to appoint a specified number of such directors to each committee of the board of directors for so long as TPG Aviator’s ownership percentage of our common stock is equal to or greater than 5%. TPG Aviator is entitled to nominate to the board: (i) four directors if TPG Aviator’s ownership percentage of our common stock is at least 30%, (ii) three directors if TPG Aviator’s ownership percentage is at least 20% but less than 30%, (iii) two directors if TPG Aviator’s ownership percentage is at least 15% but less than 20%, and (iv) one director if TPG Aviator’s ownership percentage is at least 5% but less than 15%.

In addition, we agreed to constitute each of our compensation committee and finance committee as a five member committee and (i) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 15%, TPG Aviator has the right to have two TPG Aviator designated board members appointed to each such committee (of which all such TPG Aviator designees have been appointed), and (ii) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5% but less than 15%, TPG Aviator has the right to have one TPG Aviator designated board member appointed to each such committee. For so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5%, each other committee of our board will be constituted as three member committees, and TPG Aviator has the right to have one TPG Aviator designated board member appointed to each such committee (of which all such TPG Aviator designees have been appointed).

In addition, for so long as TPG Aviator’s ownership percentage of our common stock is equal to or greater than 5%, the rights and responsibilities of the finance committee of the board will include approval of (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any redemption, purchase, repurchase or other acquisition of securities by AV Homes or any subsidiary, other than in connection with equity compensation arrangements, (3) any incurrence of indebtedness or certain debt-like obligations, with limited exceptions, (4) any hiring or firing of members of senior management, (5) any land or builder acquisitions or dispositions, any acquisitions or dispositions of subsidiaries or any other acquisitions or dispositions, in each case, that are greater than $5.0 million (including total expected capital requirements and development costs), (6) any capital expenditures or land commitments over an agreed upon budget, as approved by our board of directors, or otherwise greater than $10.0 million, and (7) any entry into new markets or lines of business. During such period, the rights and responsibilities of the compensation committee will include approval of (1) any adoption of any new, or expansion of any existing, equity incentive plan, and (2) any changes to, or the adoption of, any compensation arrangements for any members of our board of directors or senior management. During such period, our board may not approve such matters without the requisite committee approval, which in most cases will require the approval of at least one of the committee members appointed by TPG Aviator.

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

We have a significant number of development liabilities related to our predecessor and its affiliates, most of which relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”). Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico, Arizona and Poinciana, Florida prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations with respect to the Orders as evaluated by the reports of various independent engineers. Our estimate of the liability has been accrued and is included in the estimated development liability line item in our consolidated balance sheet as of December 31, 2016. If a significant number of the owners of the Affected Lots require us to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change, as defined in the Internal Revenue Code.

From the end of our 2007 fiscal year through 2014, we generated significant net operating losses (“NOL”). Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward the NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years. As of December 31, 2016, we had deferred tax assets, net of deferred tax liabilities, totaling $110.3 million. As of December 31, 2015, we had net deferred tax assets of $124.5 million, which was offset by a valuation allowance of $124.5 million. During 2016, we evaluated both positive and negative evidence and determined it was “more likely than not” that our federal deferred tax assets and our state deferred tax assets will be realized. Accordingly, we reversed the full valuation allowance during 2016.

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

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. An increased frequency or duration of extreme weather conditions and environmental events could limit, delay and/or increase the costs to develop land and build new homes and reduce the value of our land and housing inventory in locations that become less desirable to consumers or blocked to development. Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), and may reduce our housing gross profit margins and may adversely impact our consolidated financial statements, potentially to a material degree. As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and our consolidated financial statements.

As we continue to increase our dependence on digital technologies to conduct operations, our risks associated with cyber security have also increased, leaving us subject to possible frequent and severe cyber incidents.

For a number of years, we have been increasing our reliance on computers and digital technology. Many of our files have been digitized and more of our employees are working in almost paperless environments. We have also made changes, some significant, to our hardware and software environments and some of these transitions have not been successful, taken longer than anticipated and/or are still in progress. All of these activities may give rise to material cyber security risks and potential costs and consequences that cannot be estimated or predicted with any certainty. We have outsourced a number of our information technology (“IT”) functions, including IT support of our infrastructure and software. We continue to take steps to secure, or ensure the security of, our confidential information, including information stored by our vendors and data storage providers, from third parties who may be seeking to infiltrate our systems or those of third-parties with whom we do business. At this time we do not have any specific insurance for cyber security events. Management will continue to monitor our IT environment and determine whether our business operations merit further insurance coverage as we consider a future cyber-attack a material concern that could have severe financial and other business implications.

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

Name	Age	Office and Business Experience
Roger A. Cregg	60

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

Michael S. Burnett	49

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

S. Gary Shullaw	38

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “AVHI.” There were approximately 2,610 record holders of common stock at February 16, 2017.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$13.30	$8.50	$16.64	$12.93
June 30	$13.79	$10.72	$17.44	$14.19
September 30	$16.97	$11.76	$15.24	$11.58
December 31	$17.45	$15.05	$14.86	$12.02

We have not declared any cash dividends on our common stock since our incorporation and have no current plan to pay cash dividends. During the year ended December 31, 2016, we did not repurchase any outstanding shares of common stock.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on our common shares, with (b) the cumulative total return of the S&P 500 Index, and with (c) the Dow Jones Home Construction Index. The Dow Jones Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG AV HOMES, INC., S&P 500 INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2016

	2011	2012	2013	2014	2015	2016
AV Homes	100.00	198.05	253.06	202.92	178.41	220.06
S&P 500 Index	100.00	113.41	146.98	163.72	162.53	178.02
Dow Jones Home Construction Index	100.00	181.70	199.46	214.12	234.28	217.05

*Assumes $100 invested on December 31, 2011, and the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operations Data:
Revenues	$779,305	$517,766	$285,913	$141,482	$107,487

Income (loss) before income taxes	$37,586	$12,386	$(1,603)	$(8,272)	$(87,683)
Income tax expense (benefit)	(109,521)	436	—	—	—
Net income (loss) and comprehensive income (loss)	147,107	11,950	(1,603)	(8,272)	(87,683)
Net income attributable to non-controlling interests in consolidated entities	—	—	329	1,205	2,552
Net income (loss) attributable to AV Homes stockholders and comprehensive income (loss)	$147,107	$11,950	$(1,932)	$(9,477)	$(90,235)

Per Share Data:
Basic earnings (loss) per share	$6.58	$0.54	$(0.09)	$(1.34)	$(7.19)
Diluted earnings (loss) per share	$5.66	$0.54	$(0.09)	$(1.34)	$(7.19)

Balance Sheet Data:
Cash and cash equivalents	$67,792	$46,898	$180,334	$144,727	$79,815
Restricted cash	1,231	26,948	16,447	3,956	4,682
Land and other inventories	584,408	582,531	383,184	240,078	171,044
Total assets	840,233	736,139	663,151	465,928	335,554
Senior debt, net	275,660	320,846	294,221	104,602	103,085
Stockholders’ equity (1)	450,807	301,681	286,740	286,101	166,172
Shares outstanding	22,512,632	22,333,154	22,072,098	21,986,378	12,827,283
Stockholders’ equity per share	$20.02	$13.51	$12.99	$13.01	$12.95

Other Data:
Contracts signed, net	2,369	2,035	994	463	393
Closings	2,465	1,750	953	481	306
Backlog units	703	799	331	167	185
Backlog value	$236,240	$243,947	$85,753	$39,862	$43,064

(1)

These figures exclude cumulative non-controlling interests for the years ended December 31, 2013 and 2012, which are classified in consolidated stockholders’ equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in limited liability companies that we consolidate for financial reporting purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, and the audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

Overview

We are engaged in the business of homebuilding and community development in Florida, the Carolinas and Arizona. We also engage to a limited degree in other real estate activities, such as the operation of amenities and the sale of land for third-party development. We manage our business through three reportable segments: Florida, the Carolinas and Arizona.

For the year ended December 31, 2016, we derived 50% of our revenues from Florida, 31% of our revenues from the Carolinas, and 19% of our revenues from Arizona. The following is a summary of our revenues by segment for the years ended December 31, 2016, 2015 and 2014.

Total Revenues by Segment

$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
in thousands

	2014	2015	2016
Arizona	$63,109	$84,378	$152,294
Carolinas	$1,288	$114,277	$238,814
Florida	$221,516	$319,111	$388,197

Our primary business is the development of land and the construction and sale of homes for people of all ages, including active adults (55 years and older). Our current homebuilding sales activities include locations in Florida, the Carolinas and Arizona, with additional communities in the pipeline for each region. Within each geographical segment, we build both active adult communities, which are restricted to homeowners that are age 55 and older, and primary residential communities, which are open to all ages. This geographic and product segment diversification helps mitigate our overall business risks. We also opportunistically sell existing non-core commercial and industrial land positions, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

As of December 31, 2016, our selling community count includes 58 locations: 26 in Florida, 23 in the Carolinas, and nine in Arizona, with additional communities in the pipeline for each region. Our count of communities with closings includes 61 locations: 27 in Florida, 25 in the Carolinas, and nine in Arizona.

Solivita and Vitalia in Central Florida; CantaMia and Encore in Arizona; and Creekside at Bethpage in Raleigh, North Carolina currently serve as our flagship communities in the active adult market. These communities broaden our geographic footprint and product offering, and should provide us with market participation in the long-term growth of demand from the wave of Baby Boomers entering their retirement years.

We continue to invest in the primary residential market to create a more diversified portfolio that mitigates cyclical impact over time. Through homebuilder acquisitions and purchases of new land and lot positions, we have expanded and continue to expand within our existing markets in Central Florida, Charlotte, Raleigh, Jacksonville and the greater Phoenix area. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

2016 Highlights

During 2016, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, and (iv) the sale of non-core land positions.

The following table provides a comparison of certain financial data related to our operations in each of our geographic segments (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Operating income:
Florida
Revenues:
Homebuilding	$373,383	$300,260	$193,218
Amenity and other	11,698	12,385	10,140
Land sales	3,116	6,466	18,158
Total revenues	388,197	319,111	221,516
Expenses:
Homebuilding cost of revenues	291,372	239,001	156,439
Homebuilding selling, general and administrative	46,113	38,500	24,388
Amenity and other	11,062	10,587	10,524
Land sales	770	823	10,316
Segment operating income	$38,880	$30,200	$19,849

Carolinas
Revenues:
Homebuilding	$238,549	$114,277	$1,288
Land sales	265	—	—
Total revenues	238,814	114,277	1,288
Expenses:
Homebuilding cost of revenues	205,348	95,232	1,183
Homebuilding selling, general and administrative	22,807	12,205	2,230
Land sales	289	—	—
Segment operating income (loss)	$10,370	$6,840	$(2,125)

Arizona
Revenues:
Homebuilding	$152,109	$84,378	$48,665
Amenity and other	—	—	6
Land sales	185	—	14,438
Total revenues	152,294	84,378	63,109
Expenses:
Homebuilding cost of revenues	128,751	71,305	41,261
Homebuilding selling, general and administrative	14,994	11,981	7,747
Amenity and other	86	115	425
Land sales	171	—	11,688
Segment operating income	$8,292	$977	$1,988

Operating income	$57,542	$38,017	$19,712

Unallocated income (expenses):
Interest income and other	16	308	431
Corporate general and administrative expenses	(16,305)	(16,900)	(15,941)
Interest expense	(3,667)	(9,039)	(5,805)
Income (loss) before income taxes	37,586	12,386	(1,603)
Income tax expense (benefit)	(109,521)	436	—
Net income attributable to non-controlling interests	—	—	329
Net income (loss)	$147,107	$11,950	$(1,932)

Data from closings for the Florida, the Carolinas and Arizona segments for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (dollars in thousands):

			Average
	Number		Price
Years Ended December 31,	of Units	Revenues	Per Unit
2016
Florida	1,332	$373,383	$280
Carolinas	646	238,549	369
Arizona	487	152,109	312
Total	2,465	$764,041	310

2015
Florida	1,124	$300,260	$267
Carolinas	328	114,277	348
Arizona	298	84,378	283
Total	1,750	$498,915	285

2014
Florida	755	$193,218	$256
Carolinas	5	1,288	258
Arizona	193	48,665	252
Total	953	$243,171	255

Fiscal Year 2016 Compared to Fiscal Year 2015

Consolidated Results

Overall revenue increased by $261.5 million or 50.5% to $779.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was comprised of homebuilding revenue, which increased by $265.1 million or 53.1% compared to the same period of 2015, partially offset by a decrease in land sales revenue of $2.9 million. The increase in homebuilding revenue was driven by a 40.9% increase in units closed and an 8.8% increase in the average sales price for homes closed. The decrease in land sales is primarily due to non-recurring sales of non-core land positions in Florida that occurred in 2015. Land sales can be highly variable from quarter-to-quarter and large fluctuations may occur. The gain on land sales during the year ended December 31, 2016 was $2.3 million compared to $5.6 million during the same period in 2015.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $265.1 million or 53.1% to $764.0 million for the year ended December 31, 2016 compared to the same period in 2015 primarily due to a 40.9% increase in units closed and an 8.8% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $73.1 million or 24.4% for the year ended December 31, 2016 compared to the same period in 2015 driven by an 18.5% increase in units closed due to an increase in the number of communities in which we had closings from 24 to 27. In the Carolinas segment, homebuilding revenue increased by $124.3 million or 108.7% for the year ended December 31, 2016 compared to the same period in 2015 primarily due to the Bonterra Builders acquisition in July 2015. In the Arizona segment, homebuilding revenue increased $67.7 million or 80.3% for the year ended December 31, 2016 compared to the same period in 2015 driven by a 63.4% increase in units closed due to an increase in the number of communities in which we had closings from eight to nine, and a full year of closings in newer communities that opened during 2015. Additionally, the average selling prices increased 4.9%, 6.0% and 10.2% for the Florida, Carolinas and Arizona segments, respectively, due to a combination of selective price increases and the mix of communities with closings in each respective period.

Gross margin, which is homebuilding revenue less homebuilding cost of revenues, decreased to 18.1% for the year ended December 31, 2016 from 18.7% compared to the same period in 2015, primarily due to the increase in the amortization of previously capitalized interest. Gross margin from the Florida segment increased by 160 basis points to 22.0% from 20.4% for the year ended December 31, 2016 compared to the same period in 2015 primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Carolinas segment decreased by 280 basis points to 13.9% from 16.7% for the year ended December 31, 2016 compared to the same period in 2015 primarily due to increased construction and land development costs, a 112 basis point increase in previously capitalized interest and the mix of communities with closings. The Carolinas gross margin for the years ended December 31, 2016 and 2015 also includes $1.6 million and $1.7 million, respectively, of expense associated with the purchase accounting write-up of the Bonterra Builders in-process inventory. Gross margin from the Arizona segment remained relatively flat at 15.3% for the year ended December 31, 2016 compared to 15.5% in the same period in 2015. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $8.8 million, $6.2 million and $5.8 million, respectively, for the year ended December 31, 2016 and was $6.7 million, $1.7 million and $2.7 million, respectively, for the same period in 2015.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 13.1% for the year ended December 31, 2016 from 16.0% for the same period in 2015. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 11.0% for the year ended December 31, 2016 from 12.6% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment improved to 12.4% for the year ended December 31, 2016 from 12.8% for the same period in 2015. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment improved to 9.6% for the year ended December 31, 2016 compared to 10.7% for the same period in 2015 due to the significant increase in revenue primarily from the acquisition of Bonterra Builders. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue improved to 9.9% for the year ended December 31, 2016 compared to 14.2% for the same period in 2015 primarily due to the cost leverage achieved from the 80.3% increase in homebuilding revenue from the same period in 2015.

Corporate general and administrative expenses decreased by $0.6 million to $16.3 million for the year ended December 31, 2016 compared to the same period in 2015. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 2.1% for the year ended December 31, 2016 compared to 3.4% for the same period in 2015. The decrease as a percentage of revenue was driven by the significant increase in revenue while containing our costs.

Interest expense decreased by $5.4 million to $3.7 million for the year ended December 31, 2016 compared to $9.0 million in the same period in 2015. The decrease in interest expense is primarily attributable to a reduction in debt and an increase in capitalized interest due to an expansion of inventory under development in 2016 as compared to 2015.

Income before income taxes for the year ended December 31, 2016 was $37.6 million compared to $12.4 million for the year ended December 31, 2015. The increase was primarily due to the higher volume of closings, increases in average selling price, leveraging our cost base and a decrease in interest expense, partially offset by a decrease of $3.3 million in land sale gains.

Income tax benefit for the year ended December 31, 2016 increased to $109.5 million from an income tax expense of $0.4 million for the same period in 2015 primarily due to the $124.5 million reversal of the deferred tax asset valuation allowance in 2016, partially offset by an increase in our income tax provision due to increased earnings. During 2016, we evaluated both positive and negative evidence and determined it was “more likely than not” that our federal deferred tax assets and our state deferred tax assets will be realized. We noted several factors that led to the reversal such as sustained growth, recent significant pre-tax income and evidence that conditions in the U.S. housing industry will continue to be favorable over the long-term.

Net income for the year ended December 31, 2016 was $147.1 million or $5.66 per diluted share compared to net income of $12.0 million or $0.54 per diluted share for the year ended December 31, 2015. The increase in net income for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to the reversal of the deferred tax asset valuation allowance in 2016 and the factors noted in the analysis above for income before income taxes.

Data from contracts signed for the Florida, Carolinas and Arizona segments for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
Years Ended December 31,	Signed	Cancellations	Cancellations	Value	Unit
2016
Florida	1,511	(253)	1,258	$356,247	$283
Carolinas	762	(74)	688	261,539	380
Arizona	559	(136)	423	136,157	322
Total	2,832	(463)	2,369	$753,943	318

2015
Florida	1,509	(242)	1,267	$344,171	$272
Carolinas	331	(42)	289	102,851	356
Arizona	590	(111)	479	142,004	296
Total	2,430	(395)	2,035	$589,026	289

2014
Florida	929	(121)	808	$206,503	$256
Carolinas	13	(2)	11	3,212	292
Arizona	216	(41)	175	45,012	257
Total	1,158	(164)	994	$254,727	256

The total number of net housing contracts signed during the year ended December 31, 2016 compared to the same period in 2015 increased by 334 or 16.4%. The dollar value of housing contracts signed increased by $164.9 million or 28.0% over the same period. Overall, the increase in units and value was driven primarily by the Bonterra Builders acquisition as well as higher average selling prices across all segments. The number of net housing contracts signed for the Florida segment during the year ended December 31, 2016 remained relatively flat decreasing 0.7% from the same period in 2015, while the dollar value of housing contracts signed increased by $12.1 million or 3.5%. The number of net housing contracts signed for the Carolinas segment during the year ended December 31, 2016 increased by 399 or 138.1%, while the dollar value of housing contracts signed increased by $158.7 million or 154.3%, primarily as a result of the contribution of higher priced homes from the Bonterra Builders acquisition. The number of net housing contracts signed for the Arizona segment during the year ended December 31, 2016 decreased by 56 or 11.7%, while the dollar value of housing contracts signed decreased by $5.8 million or 4.1%, due to a decrease in the number of selling communities from 10 to nine and two primary residential communities expected to close out in early 2017.

The cancellation rate during the year ended December 31, 2016 remained flat at 16.3% compared to the same period in 2015. The cancellation rate in the Florida segment increased slightly to 16.7% from 16.0% over the same period. The cancellation rate in the Carolinas segment during the year ended December 31, 2016 decreased to 9.7% compared to 12.7% during year ended December 31, 2015 due to the addition of Bonterra Builders communities, which typically target move-up buyers who tend to have a lower cancellation rate. The cancellation rate in the Arizona segment during the year ended December 31, 2016 increased to 24.3% from 18.8% compared to the same period in 2015 due to an increased number of customers who failed to meet sales contract obligations.

Backlog for the Florida, the Carolinas and Arizona segments as of December 31, 2016, 2015 and 2014 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of December 31,	of Units	Volume	Per Unit
2016
Florida	342	$100,184	$293
Carolinas	192	79,325	413
Arizona	169	56,731	336
Total	703	$236,240	336

2015
Florida	416	$116,061	$279
Carolinas	150	56,427	376
Arizona	233	71,459	307
Total	799	$243,947	305

2014
Florida	273	$70,194	$257
Carolinas	6	1,924	321
Arizona	52	13,635	262
Total	331	$85,753	259

The backlog of housing contracts as of December 31, 2016 compared to December 31, 2015 decreased by 96 or 12.0%, and the dollar value of backlog decreased by $7.7 million or 3.2% over the same period. The decrease in units of backlog was due to lower selling community counts in the Carolinas and Arizona segments and a decrease in net housing contracts signed in the Florida and Arizona segments in late 2016. The backlog of housing contracts in the Florida segment as of December 31, 2016 compared to December 31, 2015 decreased by 74 or 17.8%, and the dollar value decreased by $15.9 million or 13.7% over the same period. The backlog of housing contracts in the Carolinas segment as of December 31, 2016 compared to December 31, 2015 increased by 42 or 28.0% and the dollar value increased by $22.9 million or 40.6% over the same period due to the increase in net housing contracts signed. The backlog of housing contracts in the Arizona segment as of December 31, 2016 compared to December 31, 2015 decreased by 64 or 27.5%, and the dollar value decreased by $14.7 million or 20.6% over the same period primarily due to a decrease in net housing contracts signed in late 2016.

As of December 31, 2016, our inventory of unsold (speculative) homes, both completed and under construction, was 364 units, as compared to 421 units as of December 31, 2015. As of December 31, 2016, approximately 34% of unsold homes were completed compared to approximately 40% as of December 31, 2015. The decrease in speculative homes is due to our efforts to optimize our inventory of unsold (speculative) homes which typically have lower margins.

The following is a breakdown of our land holdings including land under option contracts as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	858	233	5,264	6,355	737	143	5,898	6,778
Primary residential	1,480	677	1,193	3,350	2,111	637	1,040	3,788
	2,338	910	6,457	9,705	2,848	780	6,938	10,566
Carolinas
Active adult	148	187	221	556	148	79	408	635
Primary residential	723	443	324	1,490	533	886	478	1,897
	871	630	545	2,046	681	965	886	2,532
Arizona
Active adult	611	836	452	1,899	432	1,238	452	2,122
Primary residential	352	—	429	781	550	—	345	895
	963	836	881	2,680	982	1,238	797	3,017

Total principal communities	4,172	2,376	7,883	14,431	4,511	2,983	8,621	16,115

(1)	Estimated planned lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

The Company also has approximately 1,700 acres of commercial and industrial land, approximately 5,200 acres of unplatted scattered mixed-use land, and 689 platted scattered lots not reflected in the above lot counts.

Fiscal Year 2015 Compared to Fiscal Year 2014

Consolidated Results

Overall revenue increased by $231.9 million or 81.1% to $517.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Homebuilding revenue increased by $255.7 million or 105.2% to $498.9 million and amenity and other revenue increased by $2.2 million or 22.1% to $12.4 million compared to the year ended December 31, 2014. The increase in homebuilding and amenity and other revenue was driven by an 83.6% increase in units closed and an 11.7% increase in the average sales price for homes closed. Revenue from land sales decreased by $26.1 million or 80.2% during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease is primarily due to large non-recurring sales of non-core land positions in Florida and Arizona in 2014. Land sales are highly variable from quarter-to-quarter and large fluctuations may occur. The gain on land sales during the year ended December 31, 2015 was $5.6 million compared to $10.6 million during the same period in 2014.

Homebuilding Operations

Homebuilding revenue increased 105.2% from $243.2 million to $498.9 million for the year ended December 31, 2015 compared to the same period in 2014 due to an 83.6% increase in closings and an 11.7% increase in average sales price for homes closed. In the Florida segment, revenues increased $107.0 million or 55.4% for the year ended December 31, 2015 compared to the same period in 2014 driven by a 48.9% increase in units closed due to an increase in the number of communities in which we had closings from 17 to 24. In the Carolinas segment, revenues increased by $113.0 million to $114.3 million for the year ended December 31, 2015 compared to $1.3 million in the same period in 2014 due to an increase in the number of communities in which we had closings from two to 25, primarily as a result of the Bonterra Builders acquisition. In the Arizona segment, revenues increased $35.7 million or 73.4% for the year ended December 31, 2015 compared to the same period in 2014 driven by a 54.4% increase in units closed due to an increase in the number of communities in which we had closings from five to eight. Additionally, the average selling prices increased 4.3% and 12.3% for the Florida and Arizona segments, respectively.

Gross margin from total home closings increased by 50 basis points to 18.7% from 18.2% for the year ended December 31, 2015 compared to the same period in 2014. Gross margin from the Florida segment increased by 140 basis points to 20.4% from 19.0% for the year ended December 31, 2015 compared to the same period in 2014, primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Carolinas segment increased by 850 basis points to 16.7% from 8.2% for the year ended December 31, 2015 compared to the same period in 2014 due to the acquisition of Bonterra Builders and lower margins in 2014 due to the startup of new communities. Gross margin from the Arizona segment increased by 30 basis points to 15.5% from 15.2% for the year ended December 31, 2015 compared to the same period in 2014, primarily due to addition of higher margin communities and reduced warranty costs from older communities exiting the warranty period. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $6.7 million, $1.7 million and $2.7 million, respectively, for the year ended December 31, 2015 and was $3.4 million, less than $0.1 million and $1.2 million, respectively, for the same period in 2014.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 16.0% for the year ended December 31, 2015 from 20.7% for the same period in 2014. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 12.6% for the year ended December 31, 2015 from 14.1% for the same period in 2014 as we were able to continue to leverage the cost base over our increased revenues, primarily driven by the Bonterra Builders acquisition. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 12.8% for the year ended December 31, 2015 compared to 12.6% for the same period in 2014. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment decreased to 10.7% for year ended December 31, 2015 compared to 173.1% for the same period in 2014, primarily due to a significant increase in revenue while containing our costs. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment decreased to 14.2% for the year ended December 31, 2015 compared to 15.9% for the same period in 2014, primarily due to a significant increase in revenue while containing our costs.

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

Income tax expense for the years ended December 31, 2015 and 2014 was $0.4 million and $0.0 million, respectively.

Net income for the year ended December 31, 2015 was $12.0 million or $0.54 per share compared to a net loss of $1.9 million or ($0.09) per share for the year ended December 31, 2014. The increase in net income for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to (i) the higher volume of closings and increases in average selling price driving leverage in our cost base, and (ii) improved gross margins, partially offset by a decrease of $5.0 million in land sale gains and increased interest expense of $3.2 million.

Backlog

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a full valuation allowance against our deferred tax assets in 2009 and regularly analyzed all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considered, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods. After careful evaluation of all positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of June 30, 2016 that it was “more likely than not” that all of our federal deferred tax assets and our state deferred tax assets will be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability. Accordingly, we reversed $112.9 million during the second quarter of 2016. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. The remaining valuation allowance of $11.0 million was reversed in the third and fourth quarters of 2016. These reversals are reflected in our income tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss). There is no remaining valuation allowance as of December 31, 2016.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

Liquidity and Capital Resources

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land. We finance these activities using cash provided by operating activities, capital market financing and our senior secured credit facility.

Cash Flows

As of December 31, 2016, our cash and cash equivalents totaled $67.8 million compared to $46.9 million as of December 31, 2015. As of December 31, 2016, total consolidated indebtedness was $280.0 million compared to $326.8 million as of December 31, 2015. The increase in cash and cash equivalents as of December 31, 2016 is primarily due to increases in units closed and in the average sales price compared to the prior year. Additionally, as of December 31, 2016, we had $1.2 million in restricted cash compared to $26.9 million as of December 31, 2015, which was comprised primarily of cash on deposit as an interest reserve to comply with the terms of our senior secured credit facility. In February 2016, the interest reserve was released since it was determined that the Company was in compliance with the related interest coverage ratio covenant. We were in compliance with all debt covenants as of December 31, 2016 and December 31, 2015.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2016, net cash provided by operating activities was $73.7 million. The operating cash inflow was primarily due to the net income of $147.1 million, partially offset by the $110.3 million decrease in deferred tax assets, net due to the reversal of the deferred tax asset valuation allowance in 2016. The remaining change was due to a decrease in restricted cash of $25.7 million and a net decrease in operating assets and liabilities of $2.2 million. Net cash used in investing activities was $1.6 million primarily due to the purchase of property and equipment for Florida amenity improvements. Net cash used in financing activities was $51.2 million primarily due to the repayment of the remaining $46.8 million of 7.50% Notes at maturity.

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2016 and 2015, we had outstanding surety bonds of approximately $30.6 million and $30.9 million, respectively. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Other

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, our senior secured credit facility, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2017.

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

We share in the profits and losses of the unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

As of December 31, 2016, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

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

Seasonality

Our business is affected to some extent by the seasonality of home sales, which generally produce increased closings in the latter half of the year. However, periods of economic downturn in the industry can alter seasonal patterns.

Contractual Obligations and Commercial Commitments

The following table reflects contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
				More
	Less than	1 – 3	3 – 5	Than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations (1)	$—	$200,000	$80,000	$—	$280,000
Interest obligations on long-term debt	21,800	35,100	2,400	—	59,300
Operating lease obligations	1,659	1,740	659	—	4,058
Capital lease obligations	514	155	—	—	669
Purchase obligations - residential development (2)	103,408	—	—	—	103,408
Other long-term liabilities (3)	2,341	2,830	1,911	29,227	36,309
Total	$129,722	$239,825	$84,970	$29,227	$483,744

(1)	Long-term debt obligations represent:

(i)	$200,000 outstanding under the 8.50% Senior Notes due July 1, 2019; and
(ii)	$80,000 outstanding under the 6.00% Senior Convertible Notes due July 1, 2020.

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

During the year ended December 31, 2016, our impairment assessments resulted in $0.8 million of impairment charges and are included in homebuilding cost of revenues in the consolidated statement of operations and comprehensive income (loss). During the years ended December 31, 2015 and 2014, our impairment assessments resulted in no significant impairment charges.

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles-Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. First, we perform a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will then calculate the fair value of a reporting unit based on discounted future cash flows. If this calculation indicates that the carrying value of a reporting unit is in excess of its fair value, we will allocate the fair value of the reporting unit to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

Business Combinations

The Company accounts for business combinations in accordance with ASC 850, Business Combinations, if the assets acquired and liabilities assumed constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.

The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management which are outlined below:

Inventories. The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory. For acquired land inventory, we typically utilize, with the assistance of a third-party appraiser, a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimates include future per-lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price. For work in process inventories, we estimate the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts. For the acquisition that we completed in 2015, we estimated a market participant would require a gross margin of 20%.

Intangible assets. The fair value of the acquired intangible assets largely depends on the nature of the intangible asset acquired. During the years ended 2015 and 2014, we identified intangible assets acquired in our business combinations for non-compete agreements and trade names. With the assistance of a third-party valuation firm, we estimated the value of each intangible asset based on a combination of approaches. The fair value of acquired intangible assets is largely a factor of our forecasted future results of each acquisition and is dependent on similar assumptions as those outlined above for “Inventories.”

If forecasts and estimates utilized in our purchase price allocation differ significantly from actual results in future periods, impairments of inventory, amortizable intangible assets, and goodwill could arise.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the ability to realize the value of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016, our net deferred tax asset was $110.3 million. There is no remaining valuation allowance as of December 31, 2016.

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

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Our primary assumption in estimating future warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates. Warranty reserves are included in accrued and other liabilities in the consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels, and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. See Note 6, Senior Debt, and Note 14, Fair Value Disclosures, to the consolidated financial statements in included in Part II of this report. See Item 1A, Risk Factors, of this report for further discussion of risks.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$67,792	$46,898
Restricted cash	1,231	26,948
Land and other inventories	584,408	582,531
Receivables	10,827	7,178
Property and equipment, net	33,680	34,973
Investments in unconsolidated entities	1,172	1,172
Prepaid expenses and other assets	11,581	17,144
Deferred tax assets, net	110,257	—
Goodwill	19,285	19,295
Total assets	$840,233	$736,139

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$37,387	$33,606
Accrued and other liabilities	34,298	38,826
Customer deposits	9,979	8,629
Estimated development liability	32,102	32,551
Senior debt, net	275,660	320,846
Total liabilities	389,426	434,458

Stockholders’ equity
Common stock, par value $1 per share	22,624	22,444
Authorized: 50,000,000 shares
Issued: 22,623,506 shares as of December 31, 2016
22,444,028 shares as of December 31, 2015
Additional paid-in capital	401,558	399,719
Retained earnings (deficit)	29,644	(117,463)
	453,826	304,700
Treasury stock, at cost, 110,874 shares as of December 31, 2016, and 2015, respectively	(3,019)	(3,019)
Total stockholders’ equity	450,807	301,681
Total liabilities and stockholders’ equity	$840,233	$736,139

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Homebuilding	$764,041	$498,915	$243,171
Amenity and other	11,698	12,385	10,146
Land sales	3,566	6,466	32,596
Total revenues	779,305	517,766	285,913

Expenses
Homebuilding cost of revenues	625,471	405,538	198,885
Amenity and other	11,148	10,702	10,949
Land sales	1,230	823	22,003
Total real estate expenses	637,849	417,063	231,837
Selling, general and administrative expenses	100,219	79,586	50,305
Interest income and other	(16)	(308)	(431)
Interest expense	3,667	9,039	5,805
Total expenses	741,719	505,380	287,516

Income (loss) before income taxes	37,586	12,386	(1,603)
Income tax expense (benefit)	(109,521)	436	—
Net income (loss) and comprehensive income (loss)	147,107	11,950	(1,603)
Net income attributable to non-controlling interests in consolidated entities	—	—	329
Net income (loss) attributable to AV Homes stockholders and comprehensive income (loss)	$147,107	$11,950	$(1,932)

Basic earnings (loss) per share	$6.58	$0.54	$(0.09)
Basic weighted average shares outstanding	22,346	22,010	21,945

Diluted earnings (loss) per share	$5.66	$0.54	$(0.09)
Diluted weighted average shares outstanding	26,509	22,130	21,945

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock				Treasury Stock
							Total
			Additional	Retained			AV Homes	Non-	Total
			Paid-in	Earnings			Stockholders’	controlling	Stockholders’
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Equity	Interest	Equity
Balance as of December 31, 2013	22,097,252	$22,097	$394,504	$(127,481)	(110,874)	$(3,019)	$286,101	$15,633	$301,734
Issuances of restricted stock and stock units	127,518	128	(128)	—	—	—	—	—	—
Forfeiture of restricted stock	(30,164)	(30)	30	—	—	—	—	—	—
Shares repurchased to satisfy tax obligations	(13,179)	(14)	(213)	—	—	—	(227)	—	(227)
Share-based compensation	—	—	2,770	—	—	—	2,770	—	2,770
Conversion of 7.50% Exchange Notes	1,545	2	26	—	—	—	28	—	28
Contributions from non-controlling interests	—	—	—	—	—	—	—	193	193
Deconsolidation of non-controlling interests	—	—	—	—	—	—	—	(15,826)	(15,826)
Net loss	—	—	—	(1,932)	—	—	(1,932)	—	(1,932)
Balance as of December 31, 2014	22,182,972	$22,183	$396,989	$(129,413)	(110,874)	$(3,019)	$286,740	$—	286,740
Issuances of restricted stock and stock units	291,075	291	(291)	—	—	—	—	—	—
Forfeiture of restricted stock	(20,973)	(21)	21	—	—	—	—	—	—
Shares repurchased to satisfy tax obligations	(9,046)	(9)	(113)	—	—	—	(122)	—	(122)
Share-based compensation	—	—	3,113	—	—	—	3,113	—	3,113
Net income	—	—	—	11,950	—	—	11,950	—	11,950
Balance as of December 31, 2015	22,444,028	$22,444	$399,719	$(117,463)	(110,874)	$(3,019)	$301,681	$—	301,681
Issuances of restricted stock	347,400	347	(347)	—	—	—	—	—	—
Forfeiture of restricted stock	(155,027)	(155)	155	—	—	—	—	—	—
Shares repurchased to satisfy tax obligations	(12,895)	(12)	(176)	—	—	—	(188)	—	(188)
Share-based compensation	—	—	2,207	—	—	—	2,207	—	2,207
Net income	—	—	—	147,107	—	—	147,107	—	147,107
Balance as of December 31, 2016	22,623,506	$22,624	$401,558	$29,644	(110,874)	$(3,019)	$450,807	$—	$450,807

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$147,107	$11,950	$(1,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,368	3,693	3,267
Amortization of share-based compensation	2,207	3,113	2,770
Change in fair value of contingent consideration	(422)	(116)	—
Impairment charges	769	—	—
Equity in loss (income) from unconsolidated entities	21	(154)	16
Gain from disposal of assets	(1)	(31)	—
Deferred income taxes, net	(110,257)	—	—
Changes in operating assets and liabilities:
Restricted cash	25,717	(10,501)	(12,491)
Land and other inventories	(2,646)	(83,804)	(111,667)
Receivables	(3,649)	(3,698)	987
Assets held for sale	—	—	19,811
Prepaid expenses and other assets	3,646	1,510	398
Accounts payable, estimated development liability, and accrued and other liabilities	3,487	17,248	15,643
Customer deposits	1,350	1,813	1,789
Net cash provided by (used in) operating activities	73,697	(58,977)	(81,409)

Investing Activities
Investment in property and equipment	(1,578)	(1,209)	(1,815)
Proceeds from sales of property and equipment	11	31	12
Business acquisitions	10	(93,760)	(62,684)
Investment in unconsolidated entities	(20)	(2,887)	(3,644)
Return of capital from unconsolidated entities	—	—	33
Net cash used in investing activities	(1,577)	(97,825)	(68,098)

Financing Activities
Proceeds from issuance of debt	—	79,930	200,000
Gross proceeds from Senior Secured Credit Facility	35,000	40,000	—
Payments of Senior Secured Credit Facility	(35,000)	(40,000)	—
Debt issuance costs	—	(2,072)	(9,220)
Principal payments of senior debt	(46,793)	(53,163)	(5,446)
Contingent consideration and other financing activities	(4,433)	(1,329)	(220)
Net cash provided by (used in) financing activities	(51,226)	23,366	185,114

Increase (decrease) in cash and cash equivalents	20,894	(133,436)	35,607
Cash and cash equivalents at beginning of year	46,898	180,334	144,727
Cash and cash equivalents at end of year	$67,792	$46,898	$180,334

Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$—	$4,051	$—
Distribution of land from unconsolidated joint venture	$—	$19,860	$13,418
Supplemental cash flow information:
Interest paid (capitalized), net	$2,098	$4,846	$(4,683)
Income taxes paid	$1,240	$—	$—

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or the “Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Beginning with our Form 10-Q for the quarter ended March 31, 2016, selling, general and administrative expenses related to homebuilding previously included in homebuilding expenses have been combined with corporate general and administrative expenses and reclassified into a separate new line item called “Selling, general and administrative expenses” to enhance the visibility to our core homebuilding operations and conform with standard industry presentation. The selling, general and administrative expenses reclassified include commissions, other selling expenses and overhead incurred at the divisional level. For the years ended December 31, 2015 and 2014, selling, general and administrative costs of $62.7 million and $34.4 million, that were previously presented in homebuilding expenses are now included in selling, general and administrative expenses. In addition, in accordance with adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest, our debt issuance costs are now presented as a deduction from the corresponding debt liability. This guidance was applied retrospectively and had the effect of reducing our prepaid expenses and other assets and senior debt, net balances in our consolidated balance sheets. As of December 31, 2015, unamortized deferred debt issuance costs of $5.9 million were previously presented in prepaid expenses and other assets on the consolidated balance sheet and are now included as a reduction to senior debt, net.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TPG Investment in Company

On June 19, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among AV Homes and TPG Aviator, L.P. (“TPG Aviator”) pursuant to which TPG Aviator agreed to acquire 2,557,474 shares of AV Homes’ common stock, par value $1.00 per share (the “Common Stock”), at a purchase price of $14.65 per share, and 665,754 shares of a newly authorized series of AV Homes’ preferred stock, designated as Series A Contingent Convertible Cumulative Redeemable Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock”), at a purchase price and liquidation preference of $146.50 per share, for an aggregate investment in AV Homes by TPG Aviator of $135.0 million.

On June 20, 2013, AV Homes and TPG Aviator closed the transactions (the “TPG Investment”) contemplated by the Purchase Agreement, and AV Homes issued to TPG Aviator the Common Stock and the Series A Preferred Stock in the amounts and in exchange for the purchase price described above.

On September 18, 2013, we held a special meeting of stockholders at which our stockholders: (1) approved the right to convert, at the option of the Company or the holders of the Series A Preferred Stock, the Series A Preferred Stock into 6,657,543 shares of our Common Stock and (2) approved TPG Aviator’s pre-emptive rights following the approval of such conversion to participate in future issuances of our Common Stock or securities convertible into or exercisable for our Common Stock. Following the meeting of stockholders, we provided notice to TPG Aviator of our intention to convert the Series A Preferred Stock as of September 18, 2013. The Common Stock issuable upon conversion of the Series A Preferred Stock was issued on September 19, 2013 and the Series A Preferred Stock was cancelled.

In accordance with GAAP, before its conversion, the Series A Preferred Stock was classified outside of permanent equity because the redemption provisions were not solely within our control. We incurred approximately $7.2 million of transaction fees in connection with the TPG Investment, which have been offset against the proceeds received. The contingent beneficial conversion feature of the Series A Preferred Stock was recognized upon stockholder approval of the conversion and amortized at the time of conversion by treating it as a deemed dividend in retained earnings and crediting additional paid-in capital for $11.9 million, consequently resulting in no diminution in total stockholders’ equity or book value per share. We have assessed the provisions of the Series A Preferred Stock and concluded that the impact of any embedded derivative features was not material.

In connection with the Purchase Agreement, we entered into a Management Services Agreement with TPG VI Management, LLC (“TPG Management”), an affiliate of TPG Aviator, that sets forth certain financial advisory services to be provided by, and fees to be paid to, TPG Management in connection with ongoing services to us. Pursuant to the Management Services Agreement and in exchange for certain ongoing advisory and consulting services, we agreed to pay to TPG Management a monitoring fee up to $0.5 million per year for so long as TPG Aviator and its affiliates own at least 30% of the Common Stock outstanding and also to reimburse expenses incurred by TPG Management and its affiliates to provide services or enforce its rights under the management services agreement. The monitoring fee is reduced proportionately based on TPG Aviator’s board representation rights under a separate Stockholders Agreement we entered into with TPG Aviator. The monitoring fee is payable quarterly in advance and is reduced by director fees otherwise payable to the TPG-nominated directors who are not employed by TPG Aviator or its affiliates. During the years ended December 31, 2016 and 2015, we paid TPG Management a total of $0.4 million and $0.4 million, respectively, for the annual monitoring fee and reimbursement of expenses under the Management Services Agreement.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2016, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.2 million and $26.9 million as of December 31, 2016 and 2015, respectively. The balance as of December 31, 2015 is comprised primarily of $25.6 million on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility (defined below). In February 2016, the interest reserve was released since it was determined that the Company was in compliance with the related interest coverage ratio covenant.

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

During the year ended December 31, 2016, our impairment assessments resulted in $0.8 million of impairment charges and are included in homebuilding cost of revenues in the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2015 and 2014, our impairment assessments resulted in no significant impairment charges.

Receivables

Receivables primarily consists of amounts in transit or due from title companies for house closings and rebates.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation, which is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 5 to 15 years; buildings and improvements 3 to 40 years; and machinery, equipment and fixtures 2 to 10 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory. Repairs and maintenance are expensed as incurred.

Property and equipment includes amenities assets such as club facilities on properties owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within certain of our communities, indicators of potential impairment are similar to those of our housing communities, as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. During the years ended December 31, 2016 and December 31, 2015, we did not identify indicators of impairments for property and equipment.

Investments in Partnerships and Limited Liability Companies

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

Investments, including joint ventures with independent third parties, where we do not hold the controlling interest and we are not the primary beneficiary, but over which we have significant influence, are accounted for under the equity method.  Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of these entities.

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments – Equity Method and Joint Ventures. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the years ended December 31, 2016 and 2015, we did not identify indicators of impairment for our investments in unconsolidated entities.

Non-Controlling Interest

In 2012, we consolidated an investment in a limited liability company (“LLC”) where we were determined to be the primary beneficiary due to a related party affiliation. Therefore, the LLC’s financial statements were consolidated into our financial statements and the other partner’s equity in the LLC was recorded as non-controlling interest as a component of consolidated equity. Since June 2014, we were no longer considered the primary beneficiary of this LLC due to the discontinuation of the related party affiliation, resulting in shared power between the remaining members. For additional information, see Note 5, Investments in Unconsolidated Entities.

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the years ended December 31, 2016 and 2015.

Homebuilding Revenue Recognition

In accordance with ASC 360, homebuilding revenue and related profit from the sales of housing units are recognized when title to and possession of the property are transferred to the buyer. In addition, revenues from land sales are recognized in full at closing, provided the buyer’s initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement.

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

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2016, 2015 and 2014, advertising costs totaled $3.6 million, $3.0 million and $3.1 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

During the years ended December 31, 2016, 2015 and 2014, changes in the warranty reserve consisted of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Accrued warranty reserve, beginning of period	$3,333	$1,528	$638
Reserve provided	3,864	3,974	1,495
Payments	(3,164)	(2,169)	(605)
Accrued warranty reserve, end of period	$4,033	$3,333	$1,528

Income Taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. See Note 11, Income Taxes.

In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (“Incentive Plan”) and the 2015 Incentive Compensation Plan (the “2015 Plan”) provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan and the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of December 31, 2016, there were an aggregate of 654,591 shares available for grant under the 2015 Plan and 37,546 shares reserved for future issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of December 31, 2016, an aggregate of 490,483 shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan. See Note 10, Share-Based Payments and Other Compensation.

Employee Benefit Plans

We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we may contribute to the plan based upon specified percentages of employees’ voluntary contributions. For the year ended December 31, 2016, we contributed $0.3 million to the plan. We made no contributions to the plan for the years ended December 31, 2015 and 2014.

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

The weighted average number of shares outstanding in calculating basic earnings (loss) per share includes the addition of 83,076 shares in 2016, 61,101 shares in 2015 and 67,274 shares in 2014, each in connection with the vesting of restricted stock and restricted stock units each year. Excluded from the weighted average number of shares outstanding are 108,670 shares for 2016, 332,103 shares for 2015 and 127,078 shares for 2014 associated with annual restricted stock awards that remain subject to vesting and performance requirements. See Note 10, Share-Based Payments and Other Compensation. In accordance with ASC 260, Earnings Per Share, nonvested shares are not included in basic earnings (loss) per share until the vesting and performance requirements are met.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Basic net income (loss)	$147,107	$11,950	$(1,932)
Effect of dilutive securities	2,969	—	—
Diluted net income (loss)	$150,076	$11,950	$(1,932)

Denominator:
Basic weighted average shares outstanding	22,346	22,010	21,945
Effect of dilutive securities	4,163	120	—
Diluted weighted average shares outstanding	26,509	22,130	21,945

Basic earnings (loss) per share	$6.58	$0.54	$(0.09)
Diluted earnings (loss) per share	$5.66	$0.54	$(0.09)

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We expect to adopt this guidance in 2017 and do not expect it to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 is effective for us for the fiscal year and interim periods beginning January 1, 2018. The adoption of ASU 2016-15 will modify our current disclosures within the consolidated statements of cash flows but is not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for us for fiscal years and interim periods beginning January 1, 2017. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures will be applied on a modified retrospective transition method through a cumulative-effect adjustment to equity as of January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us for fiscal years and interim periods beginning January 1, 2019. The standard mandates a modified retrospective transition method. We continue to evaluate the impact of adopting this guidance on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015- 15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have applied the provisions of ASU 2015-15 to the capitalized deferred financing costs related to our Senior Secured Credit Facility.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We have applied the provisions of ASU 2015-02, and there was no material effect on our consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018. We expect to apply the modified retrospective method of adoption. We continue to evaluate the impact that the standard will have on our consolidated financial statements.

Note 2 - Business Acquisitions

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra Builders”) for approximately $99.8 million. The current estimate of the total payment for the earn-out is $5.7 million, of which $3.3 million has been paid as of December 31, 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra Builder’s indemnification and other potential obligations under the purchase agreement, of which $0.4 million has been paid as of December 31, 2016. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhanced our position in a key growth market. The results of Bonterra Builders’ operations are included in our consolidated financial statements from the acquisition date of July 1, 2015.

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

Fair Value

Receivables, other current assets, property, equipment, accounts payable, accrued and other liabilities and customer deposits were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Liabilities were recorded at historical carrying values in accordance with ASC 805, which we believe approximates fair value.

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

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists using Level 3 inputs. The $2.0 million of acquired intangible assets relates to trade names and non-compete agreements that are being amortized over five years and three years, respectively. Amortization expense for these assets totaled $0.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively, which is included in the consolidated statements of operations and comprehensive income (loss) within selling, general and administrative expenses.

During the year ended December 31, 2015, goodwill decreased by $1.7 million due to a post-closing purchase price adjustment and a revision of the valuation of the earn-out, as we finalized our acquisition accounting.

Transaction and Integration Costs

Transaction and integration costs directly related to the Bonterra Builders acquisition, including legal and accounting fees, totaled $0.9 million for the year ended December 31, 2015, the majority of which are included in the consolidated statements of operations and comprehensive income (loss) within selling, general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.

Goodwill

As of the acquisition date, goodwill included the expected economic value attributable to Bonterra Builders’ assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $10.8 million of goodwill to be deductible for tax purposes as of December 31, 2016 while $7.0 million was deductible as of December 31, 2015.

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

The amount of revenue and net income of Bonterra Builders included in the consolidated statements of operations and comprehensive income (loss) for 2016 is $177.6 million and $7.9 million, respectively. The amount of revenue and net income of Bonterra Builders since the acquisition date included in the consolidated statements of operations and comprehensive income (loss) for 2015 is $92.5 million and $8.6 million, respectively.

Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain liabilities of Royal Oak Homes, LLC, a residential homebuilder based in Orlando, Florida (“Royal Oak”). In connection with the transaction, we also acquired certain land positions from an affiliate of Royal Oak. The transaction expanded our presence in Central Florida and the Poinciana market. With over 2,500 primary residential lots owned or controlled at the time of acquisition, Royal Oak enhanced our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65.0 million in cash, which included a potential $3.0 million payment related to an earn-out covering the financial results for 2014 and 2015. The final payment for the earn-out was $2.1 million which has been paid as of December 31, 2016. The results of Royal Oak are included in the Company’s consolidated financial statements from the acquisition date of March 13, 2014.

We acquired $0.6 million of intangible assets in the Royal Oak transaction that relate to trade names that are being amortized over three years. Amortization expense for these assets totaled $0.2 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, which is included in the consolidated statements of operations and comprehensive income (loss) within selling, general and administrative expenses.

Note 3 - Land and Other Inventories

As of December 31, 2016 and 2015, land and other inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Land held for future development	$29,089	$21,403
Land developed and in process of development	349,891	348,648
Homes completed or under construction	205,428	212,480
Total	$584,408	$582,531

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

The following table represents interest incurred, interest capitalized, and interest expense for December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Interest incurred	$26,145	$28,207	$18,107
Interest capitalized	(22,478)	(19,168)	(12,302)
Interest expense	$3,667	$9,039	$5,805

Note 4 - Property and Equipment, net

As of December 31, 2016 and 2015, property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land improvements	$23,820	$21,966
Building	38,367	39,209
Equipment	5,185	5,117
Motor vehicles	521	598
Furniture and fixtures	4,033	3,937
Capitalized software	2,099	2,099
Gross property and equipment	74,025	72,926
Less: accumulated depreciation	(40,345)	(37,953)
Property and equipment, net	$33,680	$34,973

As of December 31, 2016, we had $1.8 million of equipment with $1.2 million of accumulated depreciation that were financed with capital leases. The amortization of these assets is included in depreciation expense.

Note 5 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling less than $0.1 million, $2.9 million and $3.6 million to our unconsolidated entities during 2016, 2015 and 2014, respectively. The balance of our investments in unconsolidated entities was $1.2 million and $1.2 million as of December 31, 2016 and December 31, 2015, respectively.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”). We hold a 58.2% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona. The property was originally acquired in November 2012 and in April 2015 the final distribution of developed land to the partners was completed at cost. During the years ended December 31, 2016 and 2015, EM 646 distributed $0.0 million and $19.9 million, respectively, of developed land to AV Homes.

During 2014, we were no longer considered the primary beneficiary of EM 646 due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As we no longer have the power on a stand-alone basis to direct the activities of EM 646 that most significantly impact EM 646’s economic performance, we deconsolidated EM 646 in accordance with ASC 810, Consolidation, and ASC 360. As this transaction involves the deconsolidation of in-substance real estate, we have accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10, Real Estate Sales, requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As we did not receive any proceeds from this transaction and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and, therefore, no gain or loss was recognized. We will reflect future earnings, contributions and distributions on an equity method basis. As of December 31, 2016 and December 31, 2015, our consolidated balance sheets did not include amounts related to investments in the unconsolidated EM 646 entity. As of December 31, 2016, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 6 – Senior Debt

As of December 31, 2016 and 2015, senior debt, net consisted of the following (in thousands):

	December 31,
	2016	2015
7.50% Senior Convertible Notes due 2016	$—	$46,793
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Secured Credit Facility	—	—
Total senior debt	280,000	326,793
Deferred debt issuance costs	(4,285)	(5,877)
Debt discount	(55)	(70)
Total senior debt, net	$275,660	$320,846

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

The 6.00% Notes were issued pursuant a series of separate, privately negotiated note purchase agreements entered into on June 17, 2015 by us and certain qualified institutional buyers. TPG Aviator, L.P. (“TPG”) purchased $20.0 million aggregate principal amount of 6.00% Notes for $20.0 million in cash and waived its rights to purchase additional 6.00% Notes, resulting in a fully diluted beneficial ownership of approximately 43.5% of our common stock for TPG. Pursuant to the terms of the Company’s Related Person Transaction Policy, the audit committee of the Company’s board of directors reviewed and approved the terms of the 6.00% Notes and TPG’s purchase of 6.00% Notes.

Senior Secured Credit Facility

On April 7, 2014, we entered into a $65.0 million senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer (the “Senior Secured Credit Facility”). The other original lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. Later in 2014, we increased the Senior Secured Credit Facility by $40.0 million with the addition of Citibank, N.A., and Deutsche Bank, A.G., as additional lenders. The Senior Secured Credit Facility included revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allowed us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also included a swing line loan facility in an aggregate principal amount of up to $30.0 million.

On July 28, 2016, we entered into an amendment to our Senior Secured Credit Facility and existing Guarantee and Collateral Agreement (the “Amendment”), which included the addition of Flagstar Bank, FSB and U.S. Bank, National Association as additional lenders, and on October 26, 2016, we received a commitment from Wells Fargo Bank, N.A., increasing the amount committed under the Senior Secured Credit Facility by $25 million. Pursuant to the

Amendment, and after giving effect to the commitment from Wells Fargo Bank, N.A., the committed amount available under the Senior Secured Credit Facility was increased to $190.0 million. On June 6, 2017, Deutsche Bank, A.G.’s commitment will expire and the total committed amount available under the Senior Secured Credit Facility will be reduced by $15.0 million. The remaining commitments will expire on July 28, 2019 and any loans outstanding on such date will mature and be payable. In connection with the Amendment, the “accordion” feature was increased from $175.0 million to $200.0 million and the $30.0 million swing line loan facility was discontinued. As of December 31, 2016, we had sufficient qualified assets in the borrowing base to cover borrowings of up to $180 million and had no borrowings outstanding.

We were in compliance with all financial covenants under the Senior Secured Credit Facility as of December 31, 2016.

Maturities of senior notes as of December 31, 2016 are as follows (in thousands):

Total
2017	$—
2018	—
2019	200,000
2020	80,000
2021	—
Thereafter	—
Total	$280,000

Note 7 - Lease Commitments

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2021. Rental expense was $1.2 million in 2016, $0.9 million in 2015 and $0.5 million in 2014. The following table reflects lease commitments as of December 31, 2016 (in thousands):

	Payments Due By Period
	2017	2018	2019	2020	2021	Thereafter	Total
Noncancelable operating leases	$1,384	$890	$729	$455	$204	$—	$3,662
Capital lease obligations	514	117	38	—	—	—	669
Leased model homes	275	121	—	—	—	—	396
Total	$2,173	$1,128	$767	$455	$204	$—	$4,727

Note 8 - Accrued and Other Liabilities

As of December 31, 2016 and 2015, accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued interest	$10,900	$12,253
Accrued compensation	6,865	5,476
Warranty reserve	4,033	3,333
Infrastructure obligations	5,979	5,799
Contingent consideration	2,400	7,083
Other	4,121	4,882
Total	$34,298	$38,826

Note 9 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability as necessary to reflect changes in the estimated completion costs. During the years ended December 31, 2016, 2015 and 2014, cash expenditures associated with these obligations were $0.5 million, $0.5 million and $0.2 million, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.1 million and $32.6 million as of December 31, 2016 and 2015, respectively.

Note 10 - Share-Based Payments and Other Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (“Incentive Plan”) and the 2015 Incentive Compensation Plan (the “2015 Plan”) provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan or the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of December 31, 2016, there were an aggregate of 654,591 shares available for grant under the 2015 Plan and 37,546 shares reserved for future issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of December 31, 2016, an aggregate of 490,483 shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

During 2016, we granted 132,138 service-based shares of restricted stock, which vests ratably over four years, and 198,174 shares of performance-based restricted stock, which will vest, if at all, upon the attainment of certain performance conditions in future periods. Additionally, we granted 22,038 restricted stock units to non-employee directors for service on our Board for the term beginning at the 2016 annual meeting of stockholders, which will vest and be converted into an equivalent number of shares of common stock upon the earlier of the first anniversary of the date of the award and the date immediately preceding the date of AV Homes’ 2017 annual meeting of stockholders, provided that the director is a member of the Board of Directors on such vesting date.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.1 million and $2.8 million, respectively. During 2016, we did not grant any stock options.

As of December 31, 2016, there was $1.7 million of unrecognized compensation expense related to unvested restricted stock and restricted stock units. That expense is expected to be recognized over a weighted average period of 1.9 years.

As of December 31, 2016, there was $0.7 million of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted average period of 0.7 years.

Under ASC 718, Stock Compensation (“ASC 718”), the fair value of awards of restricted stock and units that do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. The fair value of restricted stock awards that contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury bonds at the award grant date. We also used historical data to estimate forfeiture experience.

The significant weighted average assumptions used for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Dividend yield	—%	—%	—%
Volatility rate	40.5%	38.0%	42.6%
Risk-free interest rate	0.91%	1.10%	0.66%
Expected life (years)	2.91	2.95	2.91
Weighted average fair value of units granted	$3.37	$5.95	$9.30

The stock option activity for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	For the Years Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise Price	Stock	Exercise Price	Stock	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Outstanding as of beginning of year	545,036	$17.01	555,036	$17.00	585,036	$16.99
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(100,000)	16.80	(10,000)	16.80	(30,000)	16.80
Outstanding as of end of year	445,036	$17.05	545,036	$17.01	555,036	$17.00
Exercisable as of end of year	333,777	$17.05	272,518	$17.01	146,259	$16.99

The weighted average remaining contractual life of stock options outstanding as of December 31, 2016 was 6.8 years.

The performance-based restricted stock, restricted stock and restricted stock units activity for the year ended December 31, 2016 is summarized as follows:

	Performance-Based Restricted Stock		Restricted Stock and Restricted Stock Units
	Performance	Weighted	Restricted		Weighted
	Based	Average	Stock and		Average
	Restricted	Grant Date	Restricted		Grant Date
	Stock	Fair Value	Stock Units	(1)	Fair Value
Outstanding as of beginning of year	235,746	$8.55	116,592		$15.57
Granted	198,174	3.37	154,176		10.43
Vested	(10,821)	15.80	(74,571)		13.26
Expired/forfeited/cancelled	(117,556)	7.38	(38,933)		11.95
Outstanding as of end of year	305,543	4.78	157,264		11.75

(1)

Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance. Additionally, the balances do not include the restricted stock units deferred under our director deferral program discussed below.

Under our director deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and chairperson fees, for which the director is credited with a number of stock units based upon the closing price of our common stock on the due date of each payment. Beginning in 2017, non-management directors may defer up to 100% of annual retainer fees and chairperson fees. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. No stock units were distributed as shares to non-management directors during the years ended December 31, 2016, 2015 and 2014. The outstanding balance of restricted stock units under the deferral plan as of December 31, 2016, 2015 and 2014 was 60,955,  50,376 and 42,659, respectively.

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

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$542	$253	$—
State	364	183	—
Total current	906	436	—

Deferred:
Federal	(93,383)	—	—
State	(17,044)	—	—
Total deferred	(110,427)	—	—
Total income tax expense (benefit)	$(109,521)	$436	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforward and credits	$47,529	$56,768
Impairment charges	48,311	53,103
Other inventory valuation adjustments	13,819	15,338
Land development reserves	5,270	5,321
Other reserves and accruals	5,028	4,745
Executive incentive compensation	2,352	2,112
Total deferred income tax assets	122,309	137,387
Valuation allowance for deferred tax assets	—	(124,525)
Net deferred income tax assets	122,309	12,862

Deferred income tax liabilities:
Deferred gain	(6,246)	(7,094)
State taxes	(2,800)	(3,139)
Depreciation	(1,222)	(1,772)
Goodwill	(1,013)	—
Capitalized expenses	(771)	(857)
Total deferred income tax liabilities	(12,052)	(12,862)
Net deferred income tax assets	$110,257	$—

As of December 31, 2016, our gross federal and state NOL carryforwards were approximately $106.5 million and $264.9 million, respectively. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2016.

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

From 2007 to 2014, we generated significant deferred tax assets primarily from asset impairments and reduced operational profitability. As of June 30, 2016 and December 31, 2015, we had net deferred tax assets of $121.2 million and $124.5 million, respectively. The December 31, 2015 net deferred tax asset was offset by a valuation allowance of $124.5 million. During the first quarter of 2016, we recognized a decrease of $0.6 million in the valuation allowance generated from the pre-tax income for the period. During the second quarter of 2016, we evaluated both positive and negative evidence and determined it was “more likely than not” that our federal deferred tax assets and our state deferred tax assets will be realized. Accordingly, we reversed $112.9 million during the second quarter of 2016. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. The remaining valuation allowance of $11.0 million was reversed in the third and fourth quarters of 2016. These reversals are reflected in our income tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss). There is no remaining valuation allowance as of December 31, 2016.

The principal positive evidence that led to the reversal of the valuation allowance during the second quarter of 2016 includes the following:

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

•

Significant pre-tax income through 2016. The pre-tax income reported for the three months ended March 31, 2016 and June 30, 2016 of $0.9 million and $7.3 million, respectively, and the increased backlog of sold homes closed in the second half of 2016 supported the expected increased level of profitability for the full year.

•

Continued improvements in 2016 over recent years in other key operating metrics, including revenue growth and selling, general and administrative expense (“SG&A”) margin, with relatively consistent gross margins. Homebuilding revenue has increased from $115 million for the year ended December 31, 2013 to $499 million for the year ended December 31, 2015. SG&A as a percentage of homebuilding revenue has decreased from 30.9% to 16.0% in that same time period, while gross margins have remained between 18% and 20%. In addition, SG&A as a percentage of homebuilding revenue decreased to 15.1% for the six months ended June 30, 2016.

•

Evidence that conditions in the U.S. economy, and specifically the U.S. housing industry, continue to be favorable and our belief that conditions will continue to be favorable over the long-term. The pace of construction remains higher than a year ago as the real estate sector increasingly reflects the stronger job market. Approved building permits for new residential construction continued to rise in 2016.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

No additional income tax benefits were generated from the exercise of share-based compensation during 2016, 2015 and 2014.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Income tax expense (benefit) computed at statutory rate	$13,155	$4,320	$(522)
State income tax expense, net of federal benefit	1,201	1,452	823
Change in valuation allowance on deferred tax assets	(124,525)	(5,336)	(370)
Change in state rate	688	—	—
Other	(40)	—	69
Income tax expense (benefit)	$(109,521)	$436	$—

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2013 through 2015. Additionally, we are subject to various state income tax examinations for the 2012 through 2015 calendar tax years.

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2016 and 2015, we had outstanding surety bonds of approximately $30.6 million and $30.9 million, respectively. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Operating income:
Florida
Revenues:
Homebuilding	$373,383	$300,260	$193,218
Amenity and other	11,698	12,385	10,140
Land sales	3,116	6,466	18,158
Total revenues	388,197	319,111	221,516
Expenses:
Homebuilding cost of revenues	291,372	239,001	156,439
Homebuilding selling, general and administrative	46,113	38,500	24,388
Amenity and other	11,062	10,587	10,524
Land sales	770	823	10,316
Segment operating income	$38,880	$30,200	$19,849

Carolinas
Revenues:
Homebuilding	$238,549	$114,277	$1,288
Land sales	265	—	—
Total revenues	238,814	114,277	1,288
Expenses:
Homebuilding cost of revenues	205,348	95,232	1,183
Homebuilding selling, general and administrative	22,807	12,205	2,230
Land sales	289	—	—
Segment operating income (loss)	$10,370	$6,840	$(2,125)

Arizona
Revenues:
Homebuilding	$152,109	$84,378	$48,665
Amenity and other	—	—	6
Land sales	185	—	14,438
Total revenues	152,294	84,378	63,109
Expenses:
Homebuilding cost of revenues	128,751	71,305	41,261
Homebuilding selling, general and administrative	14,994	11,981	7,747
Amenity and other	86	115	425
Land sales	171	—	11,688
Segment operating income	$8,292	$977	$1,988

Operating income	$57,542	$38,017	$19,712

Unallocated income (expenses):
Interest income and other	16	308	431
Corporate general and administrative expenses	(16,305)	(16,900)	(15,941)
Interest expense	(3,667)	(9,039)	(5,805)
Income (loss) before income taxes	37,586	12,386	(1,603)
Income tax expense (benefit)	(109,521)	436	—
Net income attributable to non-controlling interests	—	—	329
Net income (loss)	$147,107	$11,950	$(1,932)

	December 31,
	2016	2015
Segment assets:
Florida	$317,398	$328,233
Carolinas	178,333	152,141
Arizona	158,783	175,929
Unallocated assets	185,719	79,836
Total assets	$840,233	$736,139

•	Our businesses are conducted in the United States.

•	Identifiable assets by segment are those assets that are used in the operations of each segment.

•	No significant part of the business is dependent upon a single customer or group of customers.

•

The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2016 and 2015, respectively: net deferred tax assets of $110.3 million and $0.0 million; cash, cash equivalents and restricted cash of $67.8 million and $72.9 million; property and equipment of $1.2 million and $1.8 million; investment in and notes from unconsolidated entities of $1.2 million and $1.2 million; receivables of $0.2 million and $0.0 million; and prepaid expenses and other assets of $5.1 million and $4.0 million. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280, Segment Reporting.

•	There is no interest expense from the Florida, Carolinas and Arizona segments included in segment operating income during 2016, 2015 and 2014.

•

Included in segment operating income for 2016 is depreciation expense (including amortization of assets under capital leases) of $2.1 million, $0.1 million, $0.0 million and $0.7 million from Florida, the Carolinas, Arizona, and unallocated corporate general and administrative expenses, respectively. Included in segment operating income for 2015 is depreciation expense of $2.4 million, $0.1 million, $0.0 million and $0.6 million from Florida, the Carolinas, Arizona, and unallocated corporate general and administrative expenses, respectively. Included in segment operating income for 2014 is depreciation expense of $2.4 million, $0.0 million, $0.1 million and $0.6 million from Florida, the Carolinas, Arizona, and unallocated corporate general and administrative expenses, respectively.

•	During the year ended December 31, 2016, there was $0.8 million of impairment losses recognized. During 2015 and 2014, there were no significant impairment losses recognized.

•	Goodwill of $6.1 million and $13.2 million has been assigned to the Florida and Carolinas segments, respectively.

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

The carrying amounts and fair values of our financial instruments as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
7.50% Notes	$—	$—	$46,793	$45,389
8.50% Notes, net (1)	196,782	206,500	195,495	199,000
6.00% Notes, net (1)	78,878	84,984	78,558	75,368
Contingent consideration (earn-out) (2)	2,400	2,400	7,083	7,083
(1)	The carrying amounts are net of unamortized deferred financing costs and certain debt discounts, which were $3.2 million and $1.1 million for the 8.50% Notes and the 6.00% Notes, respectively.
(2)	During the year ended December 31, 2016, we paid $4.3 million of the earn-out and also reduced the carrying amount of the earn-out by $0.4 million to its estimated fair value.

In estimating the fair value of financial instruments, we used the following methods and assumptions:

Senior Notes

The fair value of the 7.50% Notes, 8.50% Notes, and 6.00% Notes is estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

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

Note 15 - Unaudited Quarterly Information

Summarized quarterly financial data for 2016 and 2015 is as follows (dollars in thousands):

	2016 Quarter
	First	Second	Third	Fourth
Total revenues	$124,090	$188,096	$205,427	$261,692
Total expenses	123,231	180,800	193,492	244,196
Income before income taxes	859	7,296	11,935	17,496
Less: income tax expense (benefit)	68	(110,065)	38	438
Net income attributable to AV Homes	$791	$117,361	$11,897	$17,058
Earnings per share: (1)
Basic	$0.04	$5.24	$0.53	$0.77
Diluted	$0.04	$4.45	$0.49	$0.68

	2015 Quarter
	First	Second	Third	Fourth
Total revenues	$58,830	$79,389	$153,827	$225,720
Total expenses	63,838	83,855	148,307	209,380
Income (loss) before income taxes	(5,008)	(4,466)	5,520	16,340
Less: income tax expense	—	—	—	436
Net income (loss) attributable to AV Homes	$(5,008)	$(4,466)	$5,520	$15,904
Earnings (loss) per share: (1)
Basic	$(0.23)	$(0.20)	$0.25	$0.72
Diluted	$(0.23)	$(0.20)	$0.25	$0.65

(1)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be consistent with the per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AV Homes, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of AV Homes, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2016 consolidated financial statements present fairly, in all material respects, the financial position of AV Homes, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AV Homes, Inc.

We have audited the accompanying consolidated balance sheet of AV Homes, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Homes, Inc. and subsidiaries at December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 4, 2016, except for paragraph 2 of Note 1, as to which the date is June 15, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this Annual Report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements of AV Homes, Inc. and its subsidiaries included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting. The attestation report follows this report.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AV Homes, Inc.
Scottsdale, Arizona

We have audited the internal control over financial reporting of AV Homes, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 24, 2017

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

Exhibit Number	Reference	Description
4.2	*

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

10.8	1	Form Amendment to Deferred Compensation Agreement for Non-Employee Director Fees (filed herewith).
10.9	*1

Form of Non-Employee Director Restricted Stock Unit Agreement for Directors under the AV Homes 2015 Incentive Compensation Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7395), and incorporated herein by reference).

10.10	*1

Employment Agreement, dated as of February 5, 2014, by and among AV Homes, Inc. and Roger Cregg (filed as Exhibit 10.40 to Form 10-K filed on March 17, 2014 (File No. 1-7395), and incorporated herein by reference).

10.11	*1	Form of Employment Agreement for non-CEO executive officers (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.12	1	Form of Amendment to Employment Agreement for Executive Officers (filed herewith).
10.13	*1	Form of Restricted Share Award Agreement for executive officers (filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.14	*1	Form of Performance Share Award Agreement for executive officers (filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).

Exhibit Number	Reference	Description
10.15	*1

Form of Restricted Share Award Agreement for executive officers - 2015 Incentive Plan (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2015 (File No. 1-7395), and incorporated herein by reference).

10.16	*1

Form of Performance Share Award Agreement for executive officers - 2015 Incentive Plan (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015 (File No. 1-7395), and incorporated herein by reference).

10.17	1	Form of Restricted Stock Unit Award Agreement for executive officers – 2015 Incentive Plan (filed herewith).
10.18	1	Form of Performance Share Unit Award Agreement for executive officers – 2015 Incentive Plan (filed herewith).
10.19	1	Form of Non-Qualified Stock Option Award Agreement for executive officers – 2015 Incentive Plan (filed herewith).
10.20	*

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

10.22	*

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

10.25	*	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.4 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).
10.26	*

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

10.28	*

Omnibus Amendment to Credit Agreement and Guarantee and Collateral Agreement among AV Homes, Inc., the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., dated as of July 28, 2016 (filed as Exhibit 10.1 to Form 8-K filed July 28, 2016 (File NO. 1-7395), and incorporated herein by reference).

10.29	*	Form of Note Purchase Agreement for 6.00% Senior Convertible Notes due 2020 (filed as Exhibit 10.1 to Form 8-K dated June 17, 2015 (File No. 1-7395), and incorporated herein by reference).
12.1		Ratio of Earnings to Fixed Charges at December 31, 2016 (filed herewith).
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of Ernst & Young LLP (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Reference	Description
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1)	Management contract or compensatory plan or arrangement.

2)	Excludes exhibits and schedules, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Dated:	February 24, 2017	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 24, 2017	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	February 24, 2017	By:	/s/ Michael S. Burnett
Michael S. Burnett, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	February 24, 2017	By:	/s/ Joshua L. Nash
Joshua L. Nash, Director and Chairman of the Board

Dated:	February 24, 2017	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated:	February 24, 2017	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated:	February 24, 2017	By:	/s/ Paul Hackwell
Paul Hackwell, Director

Dated:	February 24, 2017	By:	/s/ Jonathan M. Pertchik
Jonathan M. Pertchik, Director

Dated:	February 24, 2017	By:	/s/ Michael F. Profenius
Michael F. Profenius, Director

Dated:	February 24, 2017	By:	/s/ Aaron Ratner
Aaron Ratner, Director

Dated:	February 24, 2017	By:	/s/ Joel M. Simon
Joel M. Simon, Director