Form 10-Q
period 2017-03-31
AV Homes, Inc.
filed 2017-04-28
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

As of April 21, 2017, there were 22,441,989 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amount)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Cash and cash equivalents	$58,595	$67,792
Restricted cash	1,546	1,231
Receivables	6,237	10,827
Land and other inventories	599,169	584,408
Property and equipment, net	33,655	33,680
Investments in unconsolidated entities	1,186	1,172
Prepaid expenses and other assets	9,607	11,581
Deferred tax assets, net	108,592	110,257
Goodwill	19,285	19,285
Total assets	$837,872	$840,233

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$39,034	$37,387
Accrued and other liabilities	23,863	34,298
Customer deposits	13,042	9,979
Estimated development liability	32,014	32,102
Senior debt, net	276,062	275,660
Total liabilities	384,015	389,426

Stockholders’ equity
Common stock, par value $1 per share	22,553	22,624
Additional paid-in capital	402,293	401,558
Retained earnings	32,030	29,644
	456,876	453,826
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	453,857	450,807
Total liabilities and stockholders’ equity	$837,872	$840,233

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Homebuilding	$148,660	$121,233
Amenity and other	4,637	2,782
Land sales	2,251	75
Total revenues	155,548	124,090

Expenses
Homebuilding cost of revenues	122,865	98,997
Amenity and other	4,330	2,586
Land sales	982	16
Total real estate expenses	128,177	101,599
Selling, general and administrative expenses	22,371	20,384
Interest income and other	(5)	(24)
Interest expense	837	1,272
Total expenses	151,380	123,231

Income before income taxes	4,168	859
Income tax expense	1,729	68
Net income and comprehensive income	$2,439	$791

Basic earnings per share	$0.11	$0.04
Basic weighted average shares outstanding	22,471	22,390

Diluted earnings per share	$0.11	$0.04
Diluted weighted average shares outstanding	22,718	22,626

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$2,439	$791
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,626	1,566
Amortization of share-based compensation	626	848
Impairment charges	149	161
Deferred income taxes, net	1,665	—
Payment of withholding taxes on share-based awards	363	115
Other adjustments, net	15	(5)
Changes in operating assets and liabilities:
Restricted cash	(315)	25,665
Receivables	4,590	(2,983)
Land and other inventories	(14,910)	(47,410)
Prepaid expenses and other assets	1,507	5,473
Accounts payable, estimated development liability, and accrued and other liabilities	(8,888)	(7,638)
Customer deposits	3,063	4,293
Net cash used in operating activities	(8,070)	(19,124)

Investing Activities
Investment in property and equipment	(736)	(261)
Proceeds from sales of property and equipment	—	11
Investment in unconsolidated entities	(17)	(21)
Net cash used in investing activities	(753)	(271)

Financing Activities
Gross proceeds from Senior Secured Credit Facility	—	35,000
Principal payments of senior debt	—	(46,793)
Payment of withholding taxes on share-based awards	(363)	(115)
Other financing activities, net	(11)	(21)
Net cash used in financing activities	(374)	(11,929)

Decrease in cash and cash equivalents	(9,197)	(31,324)
Cash and cash equivalents at beginning of year	67,792	46,898
Cash and cash equivalents at end of year	$58,595	$15,574

Supplemental cash flow information:
Interest paid, net	$5,532	$7,180
Income taxes paid	$—	$320

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of March 31, 2017 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes’ Annual Report on Form 10-K for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of March 31, 2017, our cash and cash equivalents were primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.5 million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively.

Receivables

Receivables primarily consist of amounts in transit or due from title companies for house closings and for rebates.

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

Homebuilding cost of revenues is comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes. Land acquisition, land development and other common costs are generally allocated on a relative sales value or area allocation basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes during the period of time under development.

We evaluate our land and other inventories for impairment on a quarterly basis in accordance with ASC 360 to reflect market conditions, including a consideration of supply of new and resale homes for sale in the respective market, level of foreclosure activity and competition. For assets held and used, if indicators are present, we perform an impairment test by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on several factors, including expectations of future operations and economic conditions. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

During the three months ended March 31, 2017 and 2016, our impairment assessments resulted in $0.1 million and $0.2 million of impairment charges, respectively, and are included in homebuilding cost of revenues in the consolidated statements of operations and comprehensive income.

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

Property and equipment includes amenities assets such as club facilities on properties owned by us. The cost of amenities assets includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. For the three months ended March 31, 2017 and 2016, we did not identify indicators of impairment for our property and equipment.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to interest income and other in the consolidated statements of operations and comprehensive income. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three months ended March 31, 2017 and 2016, we did not identify indicators of impairment for our investments in unconsolidated entities.

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three months ended March 31, 2017 and 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2017 and 2016, advertising costs totaled $0.8 million and $0.9 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

During the three months ended March 31, 2017 and 2016, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Accrued warranty reserve, beginning of period	$4,033	$3,333
Reserve provided	416	126
Payments	(959)	(532)
Accrued warranty reserve, end of period	$3,490	$2,927

Income Taxes

Our effective tax rate is impacted by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes to tax laws or other circumstances that affect the value of our deferred tax assets. As a result, our effective tax rate in 2016 was not correlated to the amount of our income before income taxes. Our income tax expense for the first quarter of 2017 reflects a more normalized effective tax rate while there was a minimal tax provision for the first quarter of 2016 due to the continuation of our full valuation allowance.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through March 31, 2016, we had fully reserved our net deferred tax assets due to the uncertainty of their realization. As of June 30, 2016, we determined that the valuation allowance against all of our federal and state deferred tax assets was no longer required. Accordingly, we reversed $112.9 million of valuation allowance in the second quarter of 2016 and the remaining $11.0 million over the third and fourth quarters of 2016.

The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Certain states enacted changes to tax laws that impacted the value of our deferred tax assets in the first quarter of 2017. The estimated impact of such change was recorded to income tax expense during the period.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 31, 2017, we had no unrecognized tax benefits.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income as income tax expense.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (“Incentive Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”) provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan and the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of March 31, 2017, there were an aggregate of 439,179 shares available for grant under the 2015 Plan and 322,742 shares reserved for future issuance relating to stock options, performance share units, and restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of March 31, 2017, an aggregate of 490,483 shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings per share for the three months ended March 31, 2017 did not assume the effect of employee stock options or 6.00% Notes (defined below) because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Basic net income	$2,439	$791
Effect of dilutive securities	—	—
Diluted net income	$2,439	$791

Denominator:
Basic weighted average shares outstanding	22,471	22,390
Effect of dilutive securities	247	236
Diluted weighted average shares outstanding	22,718	22,626

Basic earnings per share	$0.11	$0.04
Diluted earnings per share	$0.11	$0.04

Comprehensive Income

Net income and comprehensive income are the same for the three months ended March 31, 2017 and 2016 because we do not have components of comprehensive income.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We adopted this guidance in the first quarter of 2017 and there was no material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for us for fiscal years and interim periods beginning January 1, 2017. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures will be applied on a modified retrospective transition method through a cumulative-effect adjustment to equity as of January 1, 2017. We have applied the provisions of ASU 2016-09 and there was no material effect on our consolidated financial statements.

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

Note 2 - Land and Other Inventories

As of March 31, 2017 and December 31, 2016, land and other inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land held for future development	$29,347	$29,089
Land developed and in process of development	333,206	349,891
Homes completed or under construction	236,616	205,428
Total	$599,169	$584,408

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

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest incurred	$6,205	$6,853
Interest capitalized	(5,368)	(5,581)
Interest expense	$837	$1,272

Note 3 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners typically make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling less than $0.1 million to our unconsolidated entities during the three months ended March 31, 2017 and made no contributions during the three months ended March 31, 2016. The balance of our investments in unconsolidated entities was $1.2 million as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, EM 646 was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 4 – Senior Debt

As of March 31, 2017 and December 31, 2016, senior debt, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
8.50% Senior Notes due 2019	$200,000	$200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Secured Credit Facility	—	—
Total senior debt	280,000	280,000
Deferred debt issuance costs	(3,887)	(4,285)
Debt discount	(51)	(55)
Total senior debt, net	$276,062	$275,660

8.50% Senior Notes due 2019

On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes mature on July 1, 2019, unless earlier redeemed or repurchased. Interest on the 8.50% Notes is 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015. The 8.50% Notes are redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Certain of our subsidiaries are guarantors of the 8.50% Senior Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations and our subsidiaries, other than the subsidiary guarantors, are minor.

6.00% Senior Convertible Notes due 2020

On June 23, 2015, we completed a private offering of $80.0 million aggregate principal amount of 6.00% Senior Convertible Notes due 2020 (the “6.00% Notes”). The proceeds of the 6.00% Notes were used to (i) repurchase 7.50% Senior Exchange Convertible Notes due 2016 and 7.50% Senior Convertible Notes due 2016, and (ii) pay approximately $1.5 million of accrued interest (in respect of the notes being exchanged or repurchased) and premium (in respect of the notes being repurchased). The 6.00% Notes will mature on July 1, 2020, unless earlier repurchased or converted. The 6.00% Notes are governed by the Indenture dated February 4, 2011 and the Third Supplemental Indenture dated June 23, 2015 between us and the trustee named therein. The 6.00% Notes bear regular cash interest on the principal amount of each note, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2016.

The 6.00% Notes were issued pursuant a series of separate, privately negotiated note purchase agreements (the “Note Purchase Agreements”) entered into on June 17, 2015 by us and certain qualified institutional buyers. TPG Aviator, L.P. (“TPG”) purchased $20.0 million aggregate principal amount of the 6.00% Notes for $20.0 million in cash and waived its rights to purchase additional 6.00% Notes, resulting in a fully diluted beneficial ownership for TPG of approximately 43.8% of our common stock at the time of the transaction. Pursuant to the terms of our Related Person Transaction Policy, the audit committee of our board of directors reviewed and approved the terms of the 6.00% Notes and TPG’s purchase of 6.00% Notes.

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

On July 28, 2016, we entered into an amendment to our Senior Secured Credit Facility and existing Guarantee and Collateral Agreement (the “Amendment”), which included the addition of Flagstar Bank, FSB and U.S. Bank, National Association as additional lenders, and on October 26, 2016, we received a commitment from Wells Fargo Bank, N.A., increasing the amount committed under the Senior Secured Credit Facility by $25 million. Pursuant to the Amendment, and after giving effect to the commitment from Wells Fargo Bank, N.A., the committed amount for revolving credit available under the Senior Secured Credit Facility was increased to $190.0 million. On June 6, 2017, Deutsche Bank, A.G.’s commitment will expire and the total committed amount available under the Senior Secured Credit Facility will be reduced by $15.0 million. The remaining commitments will expire on July 28, 2019 and any loans outstanding on such date will mature and be payable. In connection with the Amendment, the “accordion” feature was increased from $175.0 million to $200.0 million, the committed amount available under the letter of credit facilities was reduced to 50% of the total commitments in respect of the Senior Secured Credit Facility, and the $30.0 million swing line loan facility was discontinued. As of March 31, 2017, we had sufficient qualified assets in the borrowing base to cover borrowings of up to $177.0 million and had no borrowings outstanding.

We were in compliance with all financial covenants under the Senior Secured Facility as of March 31, 2017 and December 31, 2016.

Note 5 - Estimated Development Liability

The estimated development liability consists primarily of utility completion obligations in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated completion costs. Cash expenditures associated with these obligations were $0.1 million and $0.0 million during the three months ended March 31, 2017 and 2016, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.0 million and $32.1 million as of March 31, 2017 and December 31, 2016, respectively.

Note 6 - Commitments and Contingencies

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2017, we had outstanding surety bonds of approximately $41.6 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Note 7 - Segment Information

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker to evaluate performance and make operating decisions. We have identified our chief operating decision maker as our Chief Executive Officer. Our reportable segments are as follows: Florida, the Carolinas and Arizona.

The following table summarizes our information for reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating income:
Florida
Revenues:
Homebuilding	$70,487	$66,047
Amenity and other	4,637	2,782
Land sales	1,469	75
Total revenues	76,593	68,904
Expenses:
Homebuilding cost of revenues	55,994	51,917
Homebuilding selling, general and administrative	9,298	9,208
Amenity and other	4,307	2,554
Land sales	196	16
Segment operating income	$6,798	$5,209

Carolinas
Revenues:
Homebuilding	$46,845	$33,512
Land sales	782	—
Total revenues	47,627	33,512
Expenses:
Homebuilding cost of revenues	40,133	28,534
Homebuilding selling, general and administrative	5,023	4,047
Land sales	786	—
Segment operating income	$1,685	$931

Arizona
Revenues:
Homebuilding	$31,328	$21,674
Total revenues	31,328	21,674
Expenses:
Homebuilding cost of revenues	26,738	18,546
Homebuilding selling, general and administrative	3,371	3,042
Amenity and other	23	32
Segment operating income	$1,196	$54

Operating income	$9,679	$6,194

Unallocated income (expenses):
Interest income and other	5	24
Corporate general and administrative expenses	(4,679)	(4,087)
Interest expense	(837)	(1,272)
Income before income taxes	4,168	859
Income tax expense	1,729	68
Net income	$2,439	$791

Note 8 - Fair Value Disclosures

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

The carrying amounts and fair values of our financial liabilities as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
8.50% Notes, net (1)	$197,104	$208,000	$196,782	$206,500
6.00% Notes, net (1)	78,958	88,880	78,878	84,984
Contingent consideration (earn-out) (2)	2,412	2,412	2,400	2,400

(1)	The carrying amount of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.
(2)	In April 2017, we made the final earn-out payment due in connection with the Bonterra Builders acquisition in the amount of $2.4 million.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

Senior Notes

As of March 31, 2017 and December 31, 2016, the fair value of the 8.50% Notes and the 6.00% Notes is estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

Contingent Consideration (“earn-out”)

This was first recognized as part of the purchase price paid for the Bonterra Builders acquisitions in 2015 and falls within Level 3 of the fair value hierarchy. At inception, the fair values were determined through the use of valuation models which simulated earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.

Note 9 – Subsequent Event

On April 3, 2017, we acquired substantially all of the assets and certain liabilities of Savvy Homes, LLC and certain of its affiliated entities (“Savvy”) for approximately $45 million, including a $3 million estimated earn-out, and remains subject to customary post-closing adjustments. The actual amount of the earn-out may be more or less than the $3 million target amount based on the performance of the Savvy business through the end of 2018. A portion of the aggregate consideration equal to $0.6 million was placed in a third-party escrow account as security for Savvy’s indemnification and other obligations under the purchase agreement. Savvy acquires raw and developed land, develops raw land and constructs single-family homes in the Raleigh, North Carolina area and enhances our position in a key growth market.

As of the date of this report, the initial accounting for this business combination is incomplete because the valuation of assets and liabilities acquired is still in process; therefore, certain disclosures required by ASC 805, Business Combinations, cannot be made at this time. These disclosures include the amount of acquisition-related costs, the fair value of acquired receivables, the amounts of major classes of assets and liabilities acquired, the amount of goodwill recognized, if any, including qualitative discussion of the factors that make up that goodwill, the total amount of goodwill deductible for tax purposes, the amount of goodwill reportable by segment, the fair value and description of contingent consideration, and the amount of revenue and earnings of Savvy since the date of acquisition and since the beginning of 2016.

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

For three months ended March 31, 2017, we derived 49% of our revenues from Florida, 31% of our revenues from the Carolinas and 20% of our revenues from Arizona.

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

As of March 31, 2017, our selling community count included 55 locations: 24 in Florida, 22 in the Carolinas, and nine in Arizona, with additional communities in the pipeline for each region. Our count of communities with closings included 57 locations: 26 in Florida, 22 in the Carolinas, and nine in Arizona.

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

Our business is significantly influenced by a number of factors that affect our revenues and costs, including market demand for new homes, labor supply and wages, materials prices, land availability and mortgage rates. In managing our business and the influence of these factors, we track several key operating metrics described below.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating income:
Florida
Revenues:
Homebuilding	$70,487	$66,047
Amenity and other	4,637	2,782
Land sales	1,469	75
Total revenues	76,593	68,904
Expenses:
Homebuilding cost of revenues	55,994	51,917
Homebuilding selling, general and administrative	9,298	9,208
Amenity and other	4,307	2,554
Land sales	196	16
Segment operating income	$6,798	$5,209

Carolinas
Revenues:
Homebuilding	$46,845	$33,512
Land sales	782	—
Total revenues	47,627	33,512
Expenses:
Homebuilding cost of revenues	40,133	28,534
Homebuilding selling, general and administrative	5,023	4,047
Land sales	786	—
Segment operating income	$1,685	$931

Arizona
Revenues:
Homebuilding	$31,328	$21,674
Total revenues	31,328	21,674
Expenses:
Homebuilding cost of revenues	26,738	18,546
Homebuilding selling, general and administrative	3,371	3,042
Amenity and other	23	32
Segment operating income	$1,196	$54

Operating income	$9,679	$6,194

Unallocated income (expenses):
Interest income and other	5	24
Corporate general and administrative expenses	(4,679)	(4,087)
Interest expense	(837)	(1,272)
Income before income taxes	4,168	859
Income tax expense	1,729	68
Net income	$2,439	$791

Data from closings for the Florida, the Carolinas and Arizona segments for the three months ended March 31, 2017 and 2016 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended March 31,	of Units	Revenues	Per Unit
2017
Florida	247	$70,487	$285
Carolinas	122	46,845	384
Arizona	93	31,328	337
Total	462	$148,660	322

2016
Florida	251	$66,047	$263
Carolinas	96	33,512	349
Arizona	81	21,674	268
Total	428	$121,233	283

First Quarter 2017 Highlights

During the first quarter of 2017, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes closed, and (iv) the sale of non-core land positions.

Three Months Ended March 31, 2017 and 2016

Consolidated Results

Overall revenue increased by $31.5 million or 25.4% to $155.5 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Homebuilding revenue increased by $27.4 million or 22.6% compared to the same period in 2016 driven by a 7.9% increase in units closed and  a 13.8% increase in the average sales price for homes closed. Amenity and other revenue and land sales increased $4.0 million in total compared to the same period in 2016 driven mainly by the $2.2 million increase in land sales. Additionally, the gain on land sales during the three months ended March 31, 2017 was $1.3 million compared to $0.1 million during the same period in 2016. Land sales can be highly variable from quarter-to-quarter and large fluctuations may occur.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $27.4 million or 22.6% to $148.7 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a 7.9% increase in units closed and a 13.8% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $4.4 million or 6.7% for the three months ended March 31, 2017 compared to the same period in 2016 primarily driven by an 8.4% increase in the average sales price for homes closed, partially offset by a small decrease in units closed. In the Carolinas segment, revenues increased by $13.3 million or 39.8% for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a 27.1% increase in units closed driven by increased closings at our active adult community and newer communities which opened in late 2016 and a 10.0% increase in the average selling price of homes closed.  In the Arizona segment, revenues increased $9.7 million or 44.5% for the three months ended March 31, 2017 compared to the same period in 2016 driven by a 14.8% increase in units closed primarily in our active adult communities and our communities that opened in 2016; and a 25.7%  increase in the average selling price due to a combination of selective price increases and the mix of communities with closings.

Gross margin, which is homebuilding revenue less homebuilding cost of revenues, from total home closings decreased by 90 basis points to 17.4% from 18.3% for the three months ended March 31, 2017 compared to the same period in 2016. Gross margin from the Florida segment decreased by 80 basis points to 20.6% from 21.4% for the three months ended March 31, 2017 compared to the same period in 2016 mainly due to higher land development costs. Gross margin from the Carolinas segment decreased by 60 basis points to 14.3% from 14.9% for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to higher land development costs, partially offset by lower land acquisition costs.  Gross margin from the

Arizona segment improved by 30 basis points to 14.7% from 14.4% for the three months ended March 31, 2017 compared to the same period in 2016 mainly due to lower land cost basis in units closed.  Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $1.9 million, $1.4 million and $1.2 million, respectively, for the three months ended March 31, 2017 and was $1.5 million, $0.8 million and $0.8 million, respectively, for the same period in 2016.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 15.0% for the three months ended March 31, 2017 from 16.8% for the same period in 2016. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue (“Homebuilding SG&A to Revenue Ratio”) improved to 11.9% for the three months ended March 31, 2017 from 13.4% for the same period in 2016 as we were able to continue to leverage the cost base over our increased revenues. Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 13.2% for the three months ended March 31, 2017 compared to 13.9% for the same period in 2016. Homebuilding SG&A to Revenue Ratio for the Carolinas segment improved to 10.7% for the three months ended March 31, 2017 compared to 12.1% for the three months ended March 31, 2016 due to leveraging our cost base over increased revenue. Homebuilding SG&A to Revenue Ratio for the Arizona segment improved to 10.8% for the three months ended March 31, 2017 from 14.0% for the three months ended March 31, 2016 primarily due to the cost leverage achieved from the 44.5% increase in homebuilding revenue and lower sales and marketing costs.

Corporate general and administrative expenses increased by $0.6 million to $4.7 million for the three months ended March 31, 2017 compared to the same period in 2016. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 3.1% for the three months ended March 31, 2017 compared to 3.4% for the same period in 2016. The decrease as a percentage of revenue was driven by the increase in revenue, while containing our costs.

Interest expense decreased by $0.4 million to $0.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in interest expense is due to no outstanding borrowings on the Senior Secured Credit Facility during the first quarter of 2017 compared to $35.0 million outstanding during the same period in 2016.

Income before income taxes for the three months ended March 31, 2017 was $4.2 million compared to $0.9 million for the three months ended March 31, 2016. The increase was primarily due to the higher volume of closings, increases in average sales price for homes closed, leveraging our cost base and an increase of $1.2 million in land sale gains.

Income tax expense for the three months ended March 31, 2017 and 2016 was $1.7 million and $0.1 million, respectively.

Net income for the three months ended March 31, 2017 was $2.4 million or $0.11 per diluted share compared to net income of $0.8 million or $0.04 per diluted share for the three months ended March 31, 2016. The increase in net income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the higher volume of closings, increases in average selling price and leveraging our cost base.

Data from contracts signed for the Florida, Carolinas and Arizona segments for the three months ended March 31, 2017 and 2016 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended March 31,	Signed	Cancellations	Cancellations	Value	Unit
2017
Florida	402	(39)	363	$105,046	$289
Carolinas	205	(20)	185	70,315	380
Arizona	141	(25)	116	39,425	340
Total	748	(84)	664	$214,786	323

2016
Florida	444	(64)	380	$105,695	$278
Carolinas	187	(13)	174	64,927	373
Arizona	169	(41)	128	39,315	307
Total	800	(118)	682	$209,937	308

The total number of net housing contracts signed during the three months ended March 31, 2017 compared to the same period in 2016 decreased by 18 units or 2.6%. The dollar value of housing contracts signed increased by $4.8 million or 2.3% over the same period. The decrease in units was driven by the Florida and Arizona segments, partially offset by an increase in the Carolinas. The number of net housing contracts signed for the Florida segment during the three months ended March 31, 2017 decreased by 17 units or 4.5%, while the dollar value of housing contracts signed decreased by $0.6 million or 0.6%, due to a decrease in the number of selling communities from 26 to 24. The number of net housing contracts signed for the Carolinas segment during the three months ended March 31, 2017 increased by 11 units or 6.3%, while the dollar value of housing contracts signed increased by $5.4 million or 8.3%, primarily as a result of the timing and launch of newer communities. The number of net housing contracts signed for the Arizona segment during the three months ended March 31, 2017 decreased by 12 units or 9.4%, while the dollar value of housing contracts signed increased by $0.1 million or 0.3%, due to communities that are expected to close out in 2017.  The overall decrease in the number of net housing contracts signed reflects a decrease in the number of selling communities from 60 to 55, while the overall increase in the dollar value of housing contracts signed is due to an increase in the average sales price.

The cancellation rate during the three months ended March 31, 2017 decreased to 11.2% from 14.8% compared to the same period in 2016. The cancellation rate in the Florida segment decreased to 9.7% from 14.4% over the same period due to a higher mix of sales in our active adult communities in 2017 which tend to have lower cancellation rates. The cancellation rate in the Carolinas segment during three months ended March 31, 2017 increased to 9.8% from 7.0% during the three months ended March 31,  2016, attributable to newer communities focused on first-time home buyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment during the three months ended March 31, 2017 decreased to 17.7% from 24.3% compared to the same period in 2016, primarily due to communities closing out in 2017 which had higher first-time home buyer volume in 2016.

Backlog for the Florida, Carolinas and Arizona segments as of March 31, 2017 and 2016 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of March 31,	of Units	Volume	Per Unit
2017
Florida	458	$135,832	$297
Carolinas	255	103,761	407
Arizona	192	65,549	341
Total	905	$305,142	337

2016
Florida	545	$156,464	$287
Carolinas	228	88,177	387
Arizona	280	90,170	322
Total	1,053	$334,811	318

The backlog of housing contracts as of March 31, 2017 compared to March 31, 2016 decreased by 148 units or 14.1%, and the dollar value of backlog decreased by $29.7 million or 8.9% over the same period. The decrease in units was driven by decreased sales due to lower community counts in the Florida and Carolinas segments. The backlog of housing contracts in the Florida segment as of March 31, 2017 compared to March 31, 2016 decreased by 87 units or 16.0%, and the dollar value decreased by $20.6 million or 13.2% over the same period, driven by the decrease in selling communities from 26 to 24 and the wind-down of additional communities expected to close out in 2017. The backlog of housing contracts in the Carolinas segment as of March 31, 2017 compared to March 31, 2016 increased by 27 units or 11.8% and the dollar value increased by $15.6 million or 17.7% over the same period, primarily as a result of the timing and launch of newer communities in 2016. The backlog of housing contracts in the Arizona segment as of March 31, 2017 compared to March 31, 2016 decreased by 88 units or 31.4%, due mainly to a decrease in net housing contracts signed and the higher number of closings in 2016. The dollar value decreased by $24.6 million or 27.3% over the same period driven by slower sales in communities that are expected to close out in 2017.

As of March 31, 2017, our inventory of unsold (speculative) homes, both completed and under construction, was 368 units, as compared to 341 units as of March 31, 2016. As of March 31, 2017, approximately 30% of unsold homes were completed compared to approximately 36% as of March 31, 2016. The increase in speculative homes is mainly due to the timing and launch of newer communities in the Carolinas segment.

The following is a breakdown of our land holdings as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	769	655	4,879	6,303	858	233	5,264	6,355
Primary residential	1,401	851	2,509	4,761	1,480	677	1,193	3,350
	2,170	1,506	7,388	11,064	2,338	910	6,457	9,705
Carolinas
Active adult	126	187	221	534	148	187	221	556
Primary residential	735	602	129	1,466	723	443	324	1,490
	861	789	350	2,000	871	630	545	2,046
Arizona
Active adult	558	836	452	1,846	611	836	452	1,899
Primary residential	312	—	493	805	352	—	429	781
	870	836	945	2,651	963	836	881	2,680

Total principal communities	3,901	3,131	8,683	15,715	4,172	2,376	7,883	14,431

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land and approximately 5,200 acres of unplatted scattered mixed-use land primarily in Florida. We also have 689 platted scattered lots, primarily in Arizona.

Income Taxes

Our effective tax rate is impacted by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes to tax laws or other circumstances that affect the value of our deferred tax assets. As a result, our effective tax rate in 2016 was not correlated to the amount of our income before income taxes. Our income tax expense for the first quarter of 2017 reflects a more normalized effective tax rate while there was a minimal tax provision for the first quarter of 2016 due to the continuation of our full valuation allowance.  As of June 30, 2016, we determined that the valuation allowance against all of our federal and state deferred tax assets was no longer required. Accordingly, we reversed $112.9 million of valuation allowance in the second quarter of 2016 and the remaining $11.0 million over the third and fourth quarters of 2016.

Certain states enacted changes to tax laws that impacted the value of our deferred tax assets in the first quarter of 2017. The estimated impact of such change was recorded to income tax expense during the period.

Liquidity and Capital Resources

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land. We finance these activities using cash provided by operating activities, capital market financing and our senior secured credit facility. For more information regarding our debt, see Note 4,  Senior Debt, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Cash Flows

As of March 31, 2017, our cash and cash equivalents totaled $58.6 million compared to $67.8 million as of December 31, 2016. As of March 31, 2017 and December 31, 2016, total consolidated indebtedness was $280.0 million. The decrease in cash and cash equivalents as of March 31, 2017 is primarily due to the development of land and the increase in homes completed or under construction.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2017, net cash used in operating activities was $8.1 million. The operating cash outflow was primarily due to (i) the $14.9 increase in land and other inventories as we further developed and completed our land and lots for delivery commensurate with the increase in our home closings; and (ii) the $8.9 million decrease in accrued and other liabilities, primarily as a result of our semi-annual interest payment on our senior notes.  These outflows were partially offset by our net income, a $4.6 million decrease in receivables, a $3.1 million decrease in customer deposits, and a $1.7 million decrease in our net deferred tax assets. Net cash used in investing activities was $0.8 million primarily due to the purchase of property and equipment for model center furniture and fixtures in our Florida segment. Net cash used in financing activities was $0.4 million primarily due to the payment of withholding taxes on share-based awards.

For the three months ended March 31, 2016, net cash used in operating activities was $19.1 million. The operating cash outflow was primarily due to the increase in land and other inventories of $47.4 million and decrease in accrued liabilities of $7.6 million. Using the proceeds from our 8.50% Notes issued in June 2014 and our 6.00% Notes issued in June 2015, we purchased land and lots, including through the acquisition of the Bonterra Builders business, for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales. These outflows were partially offset by a decrease in restricted cash of $25.7 million related to the release of the interest reserve requirement for our Senior Secured Credit Facility. Net cash used in investing activities was $0.3 million primarily due to the purchase of property and equipment. Net cash used in financing activities was $11.9 million, primarily due to the repayment of the 7.50% Notes at maturity, partially offset by a draw of $35.0 million on the Senior Secured Credit Facility during the first quarter of 2016.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Secured Credit Facility will provide sufficient liquidity to fund our business for the next 12 months.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2017, we had outstanding performance bonds of approximately $41.6 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes’ critical accounting policies during the three months ended March 31, 2017. For additional information regarding AV Homes’ critical accounting policies, refer to Item 7, Management’s Discussion and Analysis, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Special Notes Concerning Forward-Looking Statements

Certain statements discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; increases in interest rates and availability of mortgage financing; the prices and supply of building materials; the availability and skill of subcontractors; competition for home buyers, properties, financing, raw materials and skilled labor; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our current level of indebtedness and potential need for additional financing; our ability to purchase outstanding notes upon certain fundamental changes; our ability to obtain letters of credit and surety bonds; cancellations of home sale orders; the geographic concentration of our operations; inflation affecting homebuilding costs or deflation affecting declines in spending and borrowing levels; our ability to successfully integrate acquired businesses; elimination or reduction of tax benefits associated with home ownership; warranty and construction defect claims; health and safety incidents in homebuilding activities; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; overall market supply and demand for new homes; our ability to recover our costs in the event of reduced home sales; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; development liabilities that may impose payment obligations on us; our ability to utilize our deferred income tax asset; impact of environmental changes and governmental actions in response to environmental changes; dependence on digital technologies and related cyber risks; future sales or dilution of our equity; impairment of intangible assets; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on any forward- looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes’ market risk during the three months ended March 31, 2017. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

10.1	*	Form of Amendment to Employment Agreement for Executive Officers (filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).
10.2	*

Form of Restricted Stock Unit Award Agreement for executive officers – 2015 Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).

10.3	*

Form of Performance Share Unit Award Agreement for executive officers – 2015 Incentive Plan (filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).

10.4	*

Form of Non-Qualified Stock Option Award Agreement for executive officers – 2015 Incentive Plan (filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).

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

AV HOMES, INC.

Date:	April 28, 2017	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2017	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)