Form 10-Q
period 2017-06-30
AV Homes, Inc.
filed 2017-07-28
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

As of July 21, 2017, there were 22,455,689 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amount)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Cash and cash equivalents	$331,227	$67,792
Restricted cash	1,404	1,231
Receivables	9,659	10,827
Land and other inventories	670,045	584,408
Property and equipment, net	33,733	33,680
Investments in unconsolidated entities	1,181	1,172
Prepaid expenses and other assets	14,546	11,581
Deferred tax assets, net	107,863	110,257
Goodwill	29,817	19,285
Total assets	$1,199,475	$840,233

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$41,040	$37,387
Accrued and other liabilities	31,770	34,298
Customer deposits	15,668	9,979
Estimated development liability	31,847	32,102
Senior debt, net	623,743	275,660
Total liabilities	744,068	389,426

Stockholders’ equity
Common stock, par value $1 per share	22,567	22,624
Additional paid-in capital	403,182	401,558
Retained earnings	32,677	29,644
	458,426	453,826
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	455,407	450,807
Total liabilities and stockholders’ equity	$1,199,475	$840,233

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Homebuilding	$196,884	$184,605	$345,544	$305,838
Amenity and other	4,125	2,737	8,762	5,519
Land sales	185	754	2,436	829
Total revenues	201,194	188,096	356,742	312,186

Expenses
Homebuilding cost of revenues	162,600	151,382	285,465	250,379
Amenity and other	3,566	2,370	7,896	4,956
Land sales	180	374	1,162	390
Total real estate expenses	166,346	154,126	294,523	255,725
Selling, general and administrative expenses	27,014	25,771	49,385	46,155
Interest income and other	(253)	23	(258)	(1)
Interest expense	3,685	880	4,522	2,152
Loss on extinguishment of debt	2,933	—	2,933	—
Total expenses	199,725	180,800	351,105	304,031

Income before income taxes	1,469	7,296	5,637	8,155
Income tax expense (benefit)	822	(110,065)	2,551	(109,997)
Net income and comprehensive income	$647	$117,361	$3,086	$118,152

Basic earnings per share	$0.03	$5.24	$0.14	$5.28
Basic weighted average shares outstanding	22,487	22,403	22,479	22,396

Diluted earnings per share	$0.03	$4.45	$0.14	$4.53
Diluted weighted average shares outstanding	22,800	26,648	22,785	26,615

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$3,086	$118,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,585	3,109
Amortization of share-based compensation	1,529	1,728
Impairment charges	219	228
Loss on extinguishment of debt	2,933	—
Deferred income taxes, net	2,394	(110,192)
Payment of withholding taxes on share-based awards	363	115
Other adjustments, net	3	13
Changes in operating assets and liabilities:
Restricted cash	(173)	25,856
Receivables	1,327	1,467
Land and other inventories	(46,457)	(53,981)
Prepaid expenses and other assets	(4,022)	1,969
Accounts payable, estimated development liability, and accrued and other liabilities	(6,599)	(1,320)
Customer deposits	5,689	5,507
Net cash used in operating activities	(36,123)	(7,349)

Investing Activities
Investment in property and equipment	(1,256)	(269)
Proceeds from sales of property and equipment	5	11
Business acquisitions	(41,053)	10
Investment in unconsolidated entities	(17)	(20)
Net cash used in investing activities	(42,321)	(268)

Financing Activities
Proceeds from issuance of debt	400,000	—
Gross proceeds from Senior Secured Credit Facility	30,000	35,000
Payments of Senior Secured Credit Facility	(30,000)	—
Debt issuance costs	(8,091)	—
Principal payments of senior debt	(47,248)	(46,793)
Payment of withholding taxes on share-based awards	(363)	(115)
Contingent consideration and other financing activities	(2,419)	(4,277)
Net cash provided by (used in) financing activities	341,879	(16,185)

Increase (decrease) in cash and cash equivalents	263,435	(23,802)
Cash and cash equivalents at beginning of year	67,792	46,898
Cash and cash equivalents at end of year	$331,227	$23,096

Supplemental cash flow information:
Interest paid, net	$1,530	$1,523
Income taxes paid	$580	$610
Supplemental non-cash investing activity:
Accrual of contingent consideration	$1,818	$—

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of June 30, 2017 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes’ Annual Report on Form 10-K for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of June 30, 2017, our cash and cash equivalents were primarily in money market accounts. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.4 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively.

Receivables

Receivables primarily consist of amounts in transit or due from title companies for home closings and for rebates.

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

During the three and six months ended June 30, 2017, our impairment assessments resulted in  $0.1 million and $0.2 million of impairment charges, respectively, and are included in homebuilding cost of revenues in the consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2016, our impairment assessments resulted in less than $0.1 million and $0.2 million of impairment charges, respectively.

Property and Equipment, net

Property and equipment, net are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 5 to 15 years; buildings and improvements 3 to 40 years; and machinery, equipment and fixtures 2 to 10 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory. All other repairs and maintenance are expensed as incurred.

Property and equipment includes amenities assets such as club facilities on properties owned by us. The cost of amenities assets includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. During the three and six months ended June 30, 2017 and 2016, we did not identify indicators of impairment for our property and equipment.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to interest income and other in the consolidated statements of operations and comprehensive income. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three and six months ended June 30, 2017 and 2016, we did not identify indicators of impairment for our investments in unconsolidated entities.

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and six months ended June 30, 2017 and 2016.

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

Sales Incentives

When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of home closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as homebuilding cost of revenues at the time of home closing. This includes the cost related to optional upgrades and seller-paid financing costs, closing costs, homeowners’ association fees, or merchandise.

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June 30, 2017, advertising costs were $1.0 million and $1.9 million, respectively. During the three and six months ended June 30, 2016, advertising costs were $0.9 million and $1.8 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

During the three and six months ended June 30, 2017 and 2016, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Accrued warranty reserve, beginning of period	$3,490	$2,927	$4,033	$3,333
Reserve provided	1,393	1,362	1,809	1,487
Payments	(1,019)	(708)	(1,978)	(1,239)
Accrued warranty reserve, end of period	$3,864	$3,581	$3,864	$3,581

Income Taxes

Our effective tax rate is impacted by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes to tax laws or other circumstances that affect the value of our deferred tax assets. Our 2017 effective tax rate approximates our blended statutory tax rate. Our income tax expense for the three and six months ended June 30, 2016 consisted primarily of the reversal of a valuation allowance related to our deferred tax assets.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through March 31, 2016, we had fully reserved our net deferred tax assets due to the uncertainty of their realization. As of June 30, 2016, we determined that the valuation allowance against all of our federal and state deferred tax assets was no longer required. Accordingly, we reversed $112.9 million of valuation allowance in the second quarter of 2016. As of June 30, 2017, we do not have a valuation allowance related to our deferred tax assets.

The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  Certain states enacted changes to tax rates that impacted the value of our deferred tax assets in 2017. The estimated impact of such change was recorded to income tax expense during the period of change.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 30, 2017, we had no unrecognized tax benefits.

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

As of June 30, 2017, there were an aggregate of 1,417,885 shares available for grant under the 2015 Plan and 330,336 shares reserved for future issuance relating to stock options, performance share units, and restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of June 30, 2017, an aggregate of 490,483 shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings per share for the three and six months ended June 30, 2017 did not assume the effect of employee stock options or 6.00% Notes (defined below) because the effects were antidilutive. The computation of diluted earnings per share for the three and six months ended June 30, 2016 did not assume the effect of employee stock options because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Basic net income	$647	$117,361	$3,086	$118,152
Effect of dilutive securities	—	1,200	—	2,400
Diluted net income	$647	$118,561	$3,086	$120,552

Denominator:
Basic weighted average shares outstanding	22,487	22,403	22,479	22,396
Effect of dilutive securities	313	4,245	306	4,219
Diluted weighted average shares outstanding	22,800	26,648	22,785	26,615

Basic earnings per share	$0.03	$5.24	$0.14	$5.28
Diluted earnings per share	$0.03	$4.45	$0.14	$4.53

Comprehensive Income

Net income and comprehensive income are the same for the three and six months ended June 30, 2017 and 2016 because we do not have components of comprehensive income.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We adopted this guidance in the first quarter of 2017 and there was no impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 is effective for us for the fiscal year and interim periods beginning January 1, 2018. The adoption of ASU 2016-15 will modify our current disclosures within the consolidated statements of cash flows but is not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. ASU 2016-09 became effective for us for fiscal years and interim periods beginning January 1, 2017. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were applied on a modified retrospective transition method through a cumulative-effect adjustment to equity as of January 1, 2017. The adoption of the provisions of ASU 2016-09 in the first quarter of 2017 had no material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued several updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018. We expect to apply the modified retrospective method of adoption. We continue to evaluate the impact that the standard will have on our consolidated financial statements.

Note 2 – Business Acquisitions

On April 3, 2017, we acquired substantially all of the assets of Savvy Homes, LLC and certain of its affiliated entities (“Savvy”) for approximately $43 million, including an earn-out, which remains subject to customary post-closing adjustments. The assets acquired included substantially all of the real estate, land acquisition agreements and permits associated with the Savvy business, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Savvy, including the liabilities and obligations relating to the acquired contracts, but excluding other liabilities including home warranty obligations relating to homes closed by Savvy prior to the acquisition. Savvy acquires raw and developed land, develops raw land and constructs single-family homes in the Raleigh, North Carolina area and enhances our position in a key growth market. The results of Savvy’s operations are included in our consolidated financial statements from the acquisition date of April 3, 2017.  During the three months ended June 30, 2017,  Savvy’s revenues and net loss were $17.5 million and $0.1 million, respectively.

The Savvy acquisition was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). We recorded the acquired assets and liabilities at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeded the fair value of the net assets acquired in this transaction, such excess was assigned to goodwill.

The following table summarizes the calculation of the fair value of the total consideration transferred to Savvy and its preliminary allocation to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair value of consideration transferred:
Cash paid for Savvy net assets	$41,053
Contingent consideration (earn-out)	1,818
Total consideration transferred	$42,871

Assets acquired and liabilities assumed:
Assets
Receivables and other assets	$159
Land and other inventories	39,381
Property and equipment	455
Trade name	407
Goodwill	10,532
Total assets acquired	50,934

Liabilities
Accounts payable	7,673
Accrued and other liabilities	390
Total liabilities assumed	8,063
Total net assets acquired	$42,871

Fair Value

Receivables and other assets, property and equipment, accounts payable, accrued and other liabilities and customer deposits were generally stated at historical carrying values given the short-term nature of these assets and liabilities.

We determined the fair value of land and other inventories on a lot-by-lot basis primarily using market comparable land and home sales transactions combined with our estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The fair values of identified intangible assets were determined using discounted cash flow models.

The $0.4 million of acquired intangible assets relates to trade names that are being amortized over 2.75 years. Amortization expense for these assets totaled less than $0.1 million for the three months ended June 30, 2017, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

We engaged a third-party valuation specialist to assist with the determination of the estimated fair value of intangible assets acquired. We estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and end of the purchase price allocation period.

Transaction and Integration Costs

Transaction and integration costs directly related to the Savvy acquisition, including legal and accounting fees, were $0.6 million and $0.9 million for the three and six months ended June 30, 2017, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Such costs were expensed as incurred in accordance with ASC 805.

Goodwill

As of the acquisition date, goodwill included the expected economic value attributable to Savvy’s assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog.

Supplemental Pro Forma Information

The following represents pro forma operating results as if Savvy had been included in our consolidated statements of operations and comprehensive income as of the beginning of the fiscal year presented (in thousands, except per share data):

	Three Months Ended	Six Months Ended June 30,
	June 30, 2016	2017	2016
Revenue	$208,780	$374,212	$352,299
Net income	118,459	3,300	120,075
Basic earnings per share	5.29	0.15	5.36
Diluted earnings per share	4.45	0.14	4.51

The supplemental pro forma operating results have been determined after adjusting the operating results of Savvy to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2016. These results may not be indicative of future operating results.

Note 3 - Land and Other Inventories

As of June 30, 2017 and December 31, 2016, land and other inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land held for future development	$29,200	$29,089
Land developed and in process of development	346,893	349,891
Homes completed or under construction	293,952	205,428
Total	$670,045	$584,408

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest (“ASC 835”). Homebuilding interest capitalized to inventory is included in homebuilding cost of revenues as related units or lots are closed. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of land, lots and homes that are under development or construction, excluding finished unsold homes or finished models.

The following table represents interest incurred, interest capitalized, and interest expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest incurred	$9,318	$6,537	$15,523	$13,390
Interest capitalized	(5,633)	(5,657)	(11,001)	(11,238)
Interest expense	$3,685	$880	$4,522	$2,152

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners typically make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling less than $0.1 million to our unconsolidated entities during the three and six months ended June 30, 2017 and 2016. The balance of our investments in unconsolidated entities was $1.2 million as of June 30, 2017 and December 31, 2016.

Note 5 – Senior Debt

As of June 30, 2017 and December 31, 2016, senior debt, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
8.50% Senior Notes due 2019	$154,520	$200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
6.625% Senior Notes due 2022	400,000	—
Senior Unsecured Credit Facility	—	N/A
Senior Secured Credit Facility	N/A	—
Total senior debt	634,520	280,000
Deferred debt issuance costs	(10,730)	(4,285)
Debt discount	(47)	(55)
Total senior debt, net	$623,743	$275,660

8.50% Senior Notes due 2019

On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes were scheduled to mature on July 1, 2019, unless earlier redeemed or repurchased. Interest on the 8.50% Notes was 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015. The 8.50% Notes were redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Certain of our subsidiaries were guarantors of the 8.50% Senior Notes. All of the subsidiary guarantors were 100% owned by us, and all of the guarantees were full, unconditional, and joint and several. We have no independent assets or operations and our subsidiaries, other than the subsidiary guarantors, are minor.

On May 18, 2017, in conjunction with the completion of our private offering of $400.0 million of the 6.625% Notes (as defined below), we repurchased $45.5 million aggregate principal amount of the 8.50% Notes representing approximately 23% of the total principal amount outstanding. Holders of the tendered notes received the total consideration of $1,038.87 per $1,000 principal amount of 8.50% Notes tendered, which includes an early tender payment of $6.99 per $1,000 principal amount of 8.50% Notes tendered. In addition, holders of the tendered notes received accrued and unpaid interest up to, but not including, May 18, 2017. In July 2017, we redeemed the remaining outstanding principal amount of the 8.50% Notes. See Note 10, Subsequent Event, for further discussion.

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

6.625% Senior Notes due 2022

On May 18, 2017, we completed a private offering of $400.0 million of our 6.625% Senior Notes due 2022 (the “6.625% Notes”). The proceeds of the 6.625% Notes were used to (i) fund the repurchase and redemption of the $200.0 million in aggregate principal amount of our outstanding 8.50% Notes, and (ii) pay amounts outstanding under our Senior Secured Credit Facility (as defined below), totaling $30.0 million, and we intend to use the remaining proceeds for general corporate purposes, which may include the financing of acquisitions. The 6.625% Notes mature on May 15, 2022, unless earlier redeemed or repurchased. Interest on the 6.625% Notes is 6.625% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing November 15, 2017.

We have the option to redeem all or a portion of the 6.625% Notes at any time on or after May 15, 2019 at certain redemption prices, plus accrued and unpaid interest, if any, to but excluding the date of redemption. At any time prior to May 15, 2019, we have the option to redeem up to 35% of the original principal amount of the 6.625% Notes with the proceeds of certain equity offerings by us at a redemption price of 106.625% of the principal amount of the 6.625% Notes, plus accrued and unpaid interest, if any, to but excluding the date of redemption, provided that at least 65% of the original aggregate principal amount of the 6.625% Notes remains outstanding after such redemption. Prior to May 15, 2019, we may redeem some or all of the 6.625% Notes at a redemption price equal to 100% of the principal amount of the 6.625% Notes, plus accrued and unpaid interest, if any, to but excluding the applicable redemption date plus the applicable “make-whole” premium.

The indenture governing the 6.625% Notes contains covenants that limit our ability and the ability of certain of our subsidiaries to (i) pay dividends, or make other distributions or redeem or repurchase our capital stock; (ii) prepay, redeem or repurchase certain debt; (iii) incur additional and guarantee indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) incur liens; (vii) sell assets; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting our subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all or substantially all assets. These covenants are subject to important exceptions and qualifications.

Certain of our subsidiaries are guarantors of the 6.625% Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations and our subsidiaries, other than the subsidiary guarantors, are minor.

In connection with the issuance of the 6.625% Notes, we entered into an agreement with the initial purchasers obligating us to file a registration statement with the SEC within 360 days so that the initial purchasers can exchange the 6.625% Notes and related guarantees with registered notes and guarantees having substantially the same terms.

We have assessed the 6.625% Notes and concluded that the impact of any embedded derivative features are not material as of June 30, 2017.

Senior Unsecured Credit Facility

On May 18, 2017, we entered into an unsecured revolving credit agreement (the “Senior Unsecured Credit Facility”) with each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Citibank, N.A., as syndication agent. As of June 30, 2017, the Senior Unsecured Credit Facility had replaced the previously outstanding Senior Secured Credit Facility, as more fully described below.

The Senior Unsecured Credit Facility has substantially similar terms and provisions to the Senior Secured Credit Facility, except that the facility is no longer secured by substantially all of our assets and the assets of certain of our subsidiaries.

The Senior Unsecured Credit Facility includes a revolving credit facility in an aggregate principal amount of up to $155.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $250.0 million. The facility includes a letter of credit sub-facility in an amount equal to 50% of total commitments then in effect. The maximum amount available under the Senior Unsecured Credit Facility is limited to the lesser of (i) $155.0 million (subject to increase pursuant to the “accordion”) and (ii) an amount equal to the borrowing base minus our consolidated senior debt. The borrowing base includes 100% of unrestricted cash, to the extent it exceeds the interest reserve, and escrowed deposits and funds payable to us following the sale of real property, plus the following, subject to certain limitations:

•	85% of the book value of our real property that is under contract or under construction and is or is planned to be residential housing units or model homes; plus
•	65% of the book value of our finished lots and lots under development; plus
•	50% of the book value of our entitled lands that are not finished lots or lots under development.

To be included in the borrowing base, the real property must be owned by us or one of our subsidiaries that guarantees the Company’s obligations under the Senior Unsecured Credit Facility and meet certain criteria. As of June 30, 2017, we had sufficient qualified assets in the borrowing base to cover borrowings of up to $155.0 million and had no borrowings outstanding.

Interest will be payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 3.25% or the prime rate plus 2.25%, at our election. We pay quarterly fees of 0.50% per annum on the unused portion of the lenders’ commitments under the Senior Unsecured Credit Facility to the lenders.

The Senior Unsecured Credit Facility expires on July 28, 2020. Upon expiration, all borrowings become due and payable. We may prepay loans borrowed under the Senior Unsecured Credit Facility or reduce the commitments thereunder at our option, without any prepayment fee or penalty.

The Senior Unsecured Credit Facility is guaranteed by certain of our subsidiaries and we have the option to add or remove guarantors from time to time, subject to certain limitations.

The Senior Unsecured Credit Facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay cash dividends or make other distributions. The Senior Unsecured Credit Facility also requires that we comply with the following financial covenants as of the end of each fiscal quarter:

•	our leverage ratio may not exceed 60%;
•

if our interest coverage ratio is less than 1.50 to 1.00, we must deposit to an interest reserve account an amount equal to the interest we have incurred on all indebtedness during the prior twelve months; and

•

our consolidated tangible net worth, excluding the tangible net worth of our subsidiaries that do not guarantee the Senior Unsecured Credit Facility unless such subsidiaries are a subsidiary of a guarantor, must be at least $325.1 million plus 50% of our cumulative consolidated net income since December 31, 2016 plus 50% of the net proceeds of any equity offerings.

We were in compliance with all financial covenants as of June 30, 2017.

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

On July 28, 2016, we entered into an amendment to our Senior Secured Credit Facility and existing Guarantee and Collateral Agreement (the “Amendment”), which included the addition of Flagstar Bank, FSB and U.S. Bank, National Association as additional lenders, and on October 26, 2016, we received a commitment from Wells Fargo Bank, N.A., increasing the amount committed under the Senior Secured Credit Facility by $25 million. Pursuant to the Amendment, and after giving effect to the commitment from Wells Fargo Bank, N.A., the committed amount for revolving credit available under the Senior Secured Credit Facility was increased to $190.0 million. On June 6, 2017, Deutsche Bank, A.G.’s commitment would have expired and the total committed amount available under the Senior Secured Credit Facility would have been reduced by $15.0 million. The remaining commitments were scheduled to expire on July 28, 2019 and any loans outstanding on such date would mature and be payable. In connection with the Amendment, the “accordion” feature was increased from $175.0 million to $200.0 million, the committed amount available under the letter of credit facilities was reduced to 50% of the total commitments in respect of the Senior Secured Credit Facility, and the $30.0 million swing line loan facility was discontinued.

We were in compliance with all financial covenants under the Senior Secured Facility as of December 31, 2016.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utility completion obligations in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated completion costs. Cash expenditures associated with these obligations were $0.2 million and $0.3 million during the three and six months ended June 30, 2017, respectively, and was $0.1 million during the three and six months ended June 30, 2016.  Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $31.8 million and $32.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2017, we had outstanding surety bonds of approximately $40.3 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating income:
Florida
Revenues:
Homebuilding	$79,112	$88,597	$149,599	$154,644
Amenity and other	4,125	2,737	8,762	5,519
Land sales	—	569	1,469	644
Total revenues	83,237	91,903	159,830	160,807
Expenses:
Homebuilding cost of revenues	62,640	69,256	118,634	121,173
Homebuilding selling, general and administrative	9,106	11,977	18,404	21,185
Amenity and other	3,548	2,349	7,855	4,903
Land sales	—	203	196	219
Segment operating income	$7,943	$8,118	$14,741	$13,327

Carolinas
Revenues:
Homebuilding	$82,517	$55,441	$129,362	$88,953
Land sales	—	—	782	—
Total revenues	82,517	55,441	130,144	88,953
Expenses:
Homebuilding cost of revenues	70,048	48,236	110,181	76,770
Homebuilding selling, general and administrative	9,140	5,734	14,163	9,781
Land sales	—	—	786	—
Segment operating income	$3,329	$1,471	$5,014	$2,402

Arizona
Revenues:
Homebuilding	$35,255	$40,567	$66,583	$62,241
Land sales	185	185	185	185
Total revenues	35,440	40,752	66,768	62,426
Expenses:
Homebuilding cost of revenues	29,912	33,890	56,650	52,436
Homebuilding selling, general and administrative	3,782	3,877	7,153	6,919
Amenity and other	18	21	41	53
Land sales	180	171	180	171
Segment operating income	$1,548	$2,793	$2,744	$2,847

Operating income	$12,820	$12,382	$22,499	$18,576

Unallocated income (expenses):
Interest income and other	253	(23)	258	1
Corporate general and administrative expenses	(4,986)	(4,183)	(9,665)	(8,270)
Loss on extinguishment of debt	(2,933)	—	(2,933)	—
Interest expense	(3,685)	(880)	(4,522)	(2,152)
Income before income taxes	1,469	7,296	5,637	8,155
Income tax expense (benefit)	822	(110,065)	2,551	(109,997)
Net income	$647	$117,361	$3,086	$118,152

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

The carrying value of cash and cash equivalents, restricted cash, receivables, accounts payable, the Senior Secured Credit Facility, and the Senior Unsecured Credit Facility approximates the fair value due to their short-term nature.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

The carrying amounts and fair values of our financial liabilities as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
8.50% Notes, net (1)	$152,530	$159,449	$196,782	$206,500
6.00% Notes, net (1)	79,038	97,768	78,878	84,984
6.625% Notes, net (1)	392,175	411,000	—	—
Contingent consideration (earn-out) (2)	1,818	1,818	2,400	2,400

(1)	The carrying amount of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.
(2)	In April 2017, we made the final earn-out payment due in connection with the Bonterra Builders acquisition in the amount of $2.4 million.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

Senior Notes

As of June 30, 2017 and December 31, 2016, the fair values of the 8.50% Notes,  6.00% Notes and 6.625% Notes are estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

Contingent Consideration (“earn-out”)

This was recognized as part of the purchase price paid for the Bonterra Builders acquisition in 2015 and the Savvy acquisition. At inception, the fair values were determined through the use of valuation models which simulated earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the present values of the future payments. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.  These fall within Level 3 of the fair value hierarchy.

Note 10 – Subsequent Event

Effective July 1, 2017, we redeemed the remaining $154.5 million principal of our 8.50% Notes.  As a result, we expect to recognize a loss on extinguishment of debt of $6.9 million in the third quarter of 2017, which includes a  redemption premium of $4.9 million and the write-off of unamortized debt issuance costs.

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

For the six months ended June 30, 2017, we derived 45% of our revenues from Florida, 36% of our revenues from the Carolinas and 19% of our revenues from Arizona.

Our primary business is the development of land and the construction and sale of homes. Our current homebuilding sales activities include locations in Florida, the Carolinas and Arizona, with additional communities in the pipeline for each region. Within each geographical segment, we build both active adult communities, which are restricted to homeowners that are age 55 and older, and primary residential communities, which are open to all ages. This geographic and product segment diversification helps mitigate our overall business risks. We also opportunistically sell existing non-core commercial and industrial land positions, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

As of June 30, 2017, our selling community count included 71 locations: 25 in Florida, 38 in the Carolinas, and eight in Arizona, with additional communities in the pipeline for each region. Our count of communities with closings as of June 30, 2017 included 66 locations: 22 in Florida, 35 in the Carolinas, and nine in Arizona.

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

We continue to invest in new and existing markets to create a more diversified portfolio that mitigates cyclical impact over time. Through homebuilder acquisitions and purchases of new land and lot positions, we have expanded and continue to expand within our existing markets in Central Florida, Charlotte, Raleigh, Jacksonville and the greater Phoenix area. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

Our business is significantly influenced by a number of factors that affect our revenues and costs, including market demand for new homes, labor supply and wages, materials prices and availability, land availability, and mortgage rates and availability. In managing our business and the influence of these factors, we track several key operating metrics described below.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating income:
Florida
Revenues:
Homebuilding	$79,112	$88,597	$149,599	$154,644
Amenity and other	4,125	2,737	8,762	5,519
Land sales	—	569	1,469	644
Total revenues	83,237	91,903	159,830	160,807
Expenses:
Homebuilding cost of revenues	62,640	69,256	118,634	121,173
Homebuilding selling, general and administrative	9,106	11,977	18,404	21,185
Amenity and other	3,548	2,349	7,855	4,903
Land sales	—	203	196	219
Segment operating income	$7,943	$8,118	$14,741	$13,327

Carolinas
Revenues:
Homebuilding	$82,517	$55,441	$129,362	$88,953
Land sales	—	—	782	—
Total revenues	82,517	55,441	130,144	88,953
Expenses:
Homebuilding cost of revenues	70,048	48,236	110,181	76,770
Homebuilding selling, general and administrative	9,140	5,734	14,163	9,781
Land sales	—	—	786	—
Segment operating income	$3,329	$1,471	$5,014	$2,402

Arizona
Revenues:
Homebuilding	$35,255	$40,567	$66,583	$62,241
Land sales	185	185	185	185
Total revenues	35,440	40,752	66,768	62,426
Expenses:
Homebuilding cost of revenues	29,912	33,890	56,650	52,436
Homebuilding selling, general and administrative	3,782	3,877	7,153	6,919
Amenity and other	18	21	41	53
Land sales	180	171	180	171
Segment operating income	$1,548	$2,793	$2,744	$2,847

Operating income	$12,820	$12,382	$22,499	$18,576

Unallocated income (expenses):
Interest income and other	253	(23)	258	1
Corporate general and administrative expenses	(4,986)	(4,183)	(9,665)	(8,270)
Loss on extinguishment of debt	(2,933)	—	(2,933)	—
Interest expense	(3,685)	(880)	(4,522)	(2,152)
Income before income taxes	1,469	7,296	5,637	8,155
Income tax expense (benefit)	822	(110,065)	2,551	(109,997)
Net income	$647	$117,361	$3,086	$118,152

Data from closings for the Florida, the Carolinas and Arizona segments for the three and six months ended June 30, 2017 and 2016 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended June 30,	of Units	Revenues	Per Unit
2017
Florida	268	$79,112	$295
Carolinas	220	82,517	375
Arizona	107	35,255	329
Total	595	$196,884	331

2016
Florida	313	$88,597	$283
Carolinas	151	55,441	367
Arizona	130	40,567	312
Total	594	$184,605	311

			Average
	Number		Price
For the six months ended June 30,	of Units	Revenues	Per Unit
2017
Florida	515	$149,599	$290
Carolinas	342	129,362	378
Arizona	200	66,583	333
Total	1,057	$345,544	327

2016
Florida	564	$154,644	$274
Carolinas	247	88,953	360
Arizona	211	62,241	295
Total	1,022	$305,838	299

Second Quarter 2017 Highlights

During the second quarter of 2017, we continued to execute our strategic and operational business plan through (i) the acquisition of Savvy, (ii) the deployment of capital into land and additional lot acquisitions, (iii) the development of existing land and lot positions, in addition to the construction of homes for sale, and (iv) the sale of non-core land positions.

Three Months Ended June 30, 2017 and 2016

Overall revenue increased by $13.1 million or 7.0% to $201.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Homebuilding revenue, which is revenue from home closings, increased $12.3 million or 6.7% to $196.9 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the Savvy acquisition, a 6.4% increase in the average sales price for homes closed, and offsetting volume declines in Florida and Arizona. In the Florida segment, homebuilding revenue decreased $9.5 million or 10.7% for the three months ended June 30, 2017 compared to the same period in 2016 due to a decrease in the number of communities in which we had closings from 26 to 22. In the Carolinas segment, revenues increased by $27.1 million or 48.8% for the three months ended June 30, 2017 compared to the same period in 2016 due to an increase in the number of communities in which we had closings from 24 to 35, primarily as a result of the Savvy acquisition. In the Arizona segment, revenues decreased $5.3 million or 13.1% for the three months ended June 30, 2017 compared to the same period in 2016 driven by a 17.7% decrease in units closed primarily in our active adult communities, partially offset by a 5.4% increase in the average selling price of homes closed.

Gross margin, which is homebuilding revenue less homebuilding cost of revenues, from total home closings decreased by 60 basis points to 17.4% from 18.0% for the three months ended June 30, 2017 compared to the same period in 2016. Gross margin from the Florida segment decreased by 100 basis points to 20.8% from 21.8% for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings in each year, as well as an increase in option and construction costs. Gross margin from the Carolinas segment increased by 210 basis points to 15.1% from 13.0% for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings and the effects of purchase accounting inventory valuations in each year. Gross margin from the Arizona segment decreased by 130 basis points to 15.2% from 16.5% for the three months ended June 30, 2017 compared to the same period in 2016 mainly due to lower margins in close-out communities and increased construction costs. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $2.0 million, $2.1 million and $1.3 million, respectively, for the three months ended June 30, 2017 and was $2.2 million, $1.5 million and $1.6 million, respectively, for the same period in 2016.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 13.7% for the three months ended June 30, 2017 from 14.0% for the same period in 2016. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue (“Homebuilding SG&A to Revenue Ratio”) improved to 11.2% for the three months ended June 30, 2017 from 11.7% for the same period in 2016 as we were able to continue to leverage the cost base over our increased revenues. The Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 11.5% for the three months ended June 30, 2017 compared to 13.5% for the same period in 2016, primarily due to lower external commission costs resulting from a decline in home closing volume and a decline in general and administrative expenses for the period.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment increased to 11.1% for the three months ended June 30, 2017 compared to 10.3% for the three months ended June 30, 2016 primarily due to higher external commission costs.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment increased to 10.7% for the three months ended June 30, 2017 from 9.6% for the three months ended June 30, 2016 primarily due to lower revenue over a fixed cost base.

Corporate general and administrative expenses increased by $0.8 million to $5.0 million for the three months ended June 30, 2017 compared to the same period in 2016. As a percentage of homebuilding revenue, corporate general and administrative expenses increased to 2.5% for the three months ended June 30, 2017 compared to 2.3% for the same period in 2016. The increase as a percentage of revenue was primarily driven by $0.6 million of transaction and integration costs directly related to the Savvy acquisition.

Interest expense increased by $2.8 million to $3.7 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase in interest expense is a result of the temporary increase in debt due to the issuance of the $400.0 million of 6.625% Notes in May 2017 plus the remaining outstanding principal of $154.5 million of 8.50% Notes, which were subsequently redeemed effective July 1, 2017.

Income before income taxes for the three months ended June 30, 2017 was $1.5 million compared to $7.3 million for the three months ended June 30, 2016. The decrease was primarily due to (i) the $2.9 million loss on extinguishment associated with the repurchase of our 8.50% Notes and the replacement of our Senior Secured Credit Facility in the second quarter of 2017, (ii) the $3.7 million of interest expense during the three months ended June 30, 2017 compared to $0.9 million for the same period in 2016 due to the issuance of the 6.625% Notes in May 2017, and (iii) the $0.6 million of acquisition-related costs.

Income tax expense (benefit) for the three months ended June 30, 2017 and 2016 was $0.8 million and $(110.1) million, respectively. The income tax benefit in 2016 was due to the reversal of the deferred tax asset valuation allowance during the period.

Net income for the three months ended June 30, 2017 was $0.6 million or $0.03 per diluted share compared to net income of $117.4 million or $4.45 per diluted share for the three months ended June 30, 2016. The decrease in net income for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to the loss on extinguishment of debt, increased interest expense, and a $110.1 million income tax benefit recognized in the second quarter of 2016.

Six Months Ended June 30, 2017 and 2016

Overall revenue increased by $44.6 million or 14.3% to $356.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Homebuilding revenue, which is revenue from home closings, increased $39.7 million or 13.0% to $345.5 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a 3.4% increase in units closed and a 9.4% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue decreased $5.0 million or 3.3% for the six months ended June 30, 2017 compared to the same period in 2016, primarily driven by a decrease in the number of communities in which we had closings from 26 to 22. In the Carolinas segment, revenues increased by $40.4 million or 45.4% for the six months ended June 30, 2017 compared to the same period in 2016 due to an increase in the number of communities in which we had closings from 24 to 35, primarily as a result of the Savvy acquisition. In the Arizona segment, revenues increased $4.3 million or 7.0% for the six months ended June 30, 2017 compared to the same period in 2016 driven by a 12.9% increase in the average selling price due to a combination of selective price increases and the mix of communities with closings, partially offset by a 5.2% decline in units closed.

Gross margin, which is homebuilding revenue less homebuilding cost of revenues, from total home closings decreased by 70 basis points to 17.4% from 18.1% for the six months ended June 30, 2017 compared to the same period in 2016. Gross margin from the Florida segment decreased by 90 basis points to 20.7% from 21.6% for the six months ended June 30, 2017 compared to the same period in 2016 mainly due to the change in mix of communities with home closings in each year and increased construction costs. Gross margin from the Carolinas segment improved by 110 basis points to 14.8% from 13.7% for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings and the effects of purchase accounting inventory valuations in each year. Gross margin from the Arizona segment decreased by 90 basis points to 14.9% from 15.8% for the six months ended June 30, 2017 compared to the same period in 2016 mainly due to lower margins in close-out communities and increased construction costs. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $3.8 million, $3.5 million and $2.6 million, respectively, for the six months ended June 30, 2017 and was $3.8 million, $2.3 million and $2.4 million, respectively, for the same period in 2016.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 14.3% for the six months ended June 30, 2017 from 15.1% for the same period in 2016. The Homebuilding SG&A to Revenue Ratio improved to 11.5% for the six months ended June 30, 2017 from 12.4% for the same period in 2016 as we were able to continue to leverage the cost base over our increased revenues. The Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 12.3% for the six months ended June 30, 2017 compared to 13.7% for the same period in 2016 due to lower external commission costs resulting from a decline in home closing volume.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment improved to 10.9% for the six months ended June 30, 2017 from 11.0% for the six months ended June 30, 2016.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment improved to 10.7% for the six months ended June 30, 2017 from 11.1% for the six months ended June 30, 2016, primarily due to the cost leverage achieved from the 7.0% increase in homebuilding revenue.

Corporate general and administrative expenses increased by $1.4 million to $9.7 million for the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of homebuilding revenue, corporate general and administrative expenses increased to 2.8% for the six months ended June 30, 2017 compared to 2.7% for the same period in 2016. The increase as a percentage of revenue was driven by $0.9 million of transaction and integration costs directly related to the Savvy acquisition.

Interest expense increased by $2.4 million to $4.5 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase in interest expense is a result of the temporary increase in debt due to the issuance of the $400.0 million of 6.625% Notes in May 2017 plus the remaining outstanding principal of $154.5 million of 8.50% Notes, which were subsequently redeemed effective July 1, 2017.

Income before income taxes for the six months ended June 30, 2017 was $5.6 million compared to $8.2 million for the six months ended June 30, 2016. The decrease was primarily due to (i) the $2.9 million loss on extinguishment associated with the repurchase of our 8.50% Notes and the replacement of our Senior Secured Credit Facility in the second quarter of 2017, (ii) the $4.5 million of interest expense during the six months ended June 30, 2017 compared to $2.2 million for the same period in 2016 due to the issuance of the 6.625% Notes in May 2017, and (iii) the $0.9 million of acquisition-related costs.

Income tax expense (benefit) for the six months ended June 30, 2017 and 2016 was $2.6 million and $(110.0) million, respectively. The income tax benefit in 2016 was due to the reversal of the deferred tax asset valuation allowance during the period.

Net income for the six months ended June 30, 2017 was $3.1 million or $0.14 per diluted share compared to net income of $118.2 million or $4.53 per diluted share for the six months ended June 30, 2016. The decrease in net income for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to the loss on extinguishment of debt, increased interest expense, and a $110.0 million income tax benefit recognized in the second quarter of 2016.

Data from contracts signed for the Florida, Carolinas and Arizona segments for the three and six months ended June 30, 2017 and 2016 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended June 30,	Signed	Cancellations	Cancellations	Value	Unit
2017
Florida	405	(36)	369	$108,789	$295
Carolinas	236	(29)	207	76,768	371
Arizona	141	(26)	115	38,141	332
Total	782	(91)	691	$223,698	324

2016
Florida	428	(69)	359	$99,642	$278
Carolinas	213	(20)	193	71,443	370
Arizona	171	(38)	133	42,216	317
Total	812	(127)	685	$213,301	311

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the six months ended June 30,	Signed	Cancellations	Cancellations	Value	Unit
2017
Florida	807	(75)	732	$213,835	$292
Carolinas	441	(49)	392	147,083	375
Arizona	282	(51)	231	77,566	336
Total	1,530	(175)	1,355	$438,484	324

2016
Florida	872	(133)	739	$205,337	$278
Carolinas	400	(33)	367	136,370	372
Arizona	340	(79)	261	81,531	312
Total	1,612	(245)	1,367	$423,238	310

Three Months Ended June 30, 2017 and 2016

The total number of net housing contracts signed during the three months ended June 30, 2017 compared to the same period in 2016 increased by six units or 0.9%. The dollar value of housing contracts signed increased by $10.4 million or 4.9% over the same period. The increase in units was driven by the Florida and Carolina segments, partially offset by a decrease in Arizona. The number of net housing contracts signed for the Florida segment during the three months ended June 30, 2017 increased by 10 units or 2.8%, while the dollar value of housing contracts signed increased by $9.1 million or 9.2%, due to timing and launch of newer communities. The number of net housing contracts signed for the Carolinas segment during the three months ended June 30, 2017 increased by 14 units or 7.3%, primarily as a result of the Savvy acquisition, net of lower sales volume in Charlotte, while the dollar value of housing contracts signed increased by $5.3 million or 7.5%. The number of net housing contracts signed for the Arizona segment during the three months ended June 30, 2017 decreased by 18 units or 13.5%, while the dollar value of housing contracts signed decreased by $4.1 million or 9.7%, due to lower volumes at communities that are expected to close out in 2017. The overall increase in the number of net housing contracts signed reflects an increase in the number of selling communities from 62 to 71 mainly due to the Savvy acquisition, while the overall increase in the dollar value of housing contracts signed is due to an increase in the average sales price.

The cancellation rate during the three months ended June 30, 2017 decreased to 11.6% from 15.6% compared to the same period in 2016. The cancellation rate in the Florida segment decreased to 8.9% from 16.1% over the same period due to certain closed out communities that had higher cancellation rates in the prior period. The cancellation rate in the Carolinas segment during three months ended June 30, 2017 increased to 12.3% from 9.4% during the three months ended June 30, 2016, attributable to newer communities focused on first-time home buyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment during the three months ended June 30, 2017 decreased to 18.4% from 22.2% compared to the same period in 2016, primarily due to communities closing out in 2017 that had higher first-time home buyer volume in 2016.

Six Months Ended June 30, 2017 and 2016

The total number of net housing contracts signed during the six months ended June 30, 2017 compared to the same period in 2016 decreased by 12 units or 0.9%. The dollar value of housing contracts signed increased by $15.2 million or 3.6% over the same period. The decrease in units was driven by the Florida and Arizona segments, partially offset by an increase in the Carolinas. The number of net housing contracts signed for the Florida segment during the six months ended June 30, 2017 decreased by seven units or 0.9%, while the dollar value of housing contracts signed increased by $8.5 million or 4.1%, due to a decrease in the number of selling communities from 27 to 25. The number of net housing contracts signed for the Carolinas segment during the six months ended June 30, 2017 increased by 25 units or 6.8%, while the dollar value of housing contracts signed increased by $10.7 million or 7.9%, primarily as a result of the Savvy acquisition. The number of net housing contracts signed for the Arizona segment during the six months ended June 30, 2017 decreased by 30 units or 11.5%, while the dollar value of housing contracts signed decreased by $4.0 million or 4.9%, due to lower volumes at communities that are expected to close out in 2017. The overall decrease in the number of net housing contracts signed reflects the winding down of older communities, while the overall increase in the dollar value of housing contracts signed is due to an increase in the average sales price.

The cancellation rate during the six months ended June 30, 2017 decreased to 11.4% from 15.2% compared to the same period in 2016. The cancellation rate in the Florida segment decreased to 9.3% from 15.3% over the same period due to certain closed out communities that had higher cancellation rates in the prior period. The cancellation rate in the Carolinas segment during six months ended June 30, 2017 increased to 11.1% from 8.3% during the six months ended June 30, 2016, attributable to newer communities focused on first-time home buyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment during the six months ended June 30, 2017 decreased to 18.1% from 23.2% compared to the same period in 2016, primarily due to communities closing out in 2017, which had higher first-time home buyer volume in 2016.

Backlog for the Florida, Carolinas and Arizona segments as of June 30, 2017 and 2016 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of June 30,	of Units	Volume	Per Unit
2017
Florida	559	$165,721	$296
Carolinas	311	119,262	383
Arizona	200	68,381	342
Total	1,070	$353,364	330

2016
Florida	591	$167,754	$284
Carolinas	270	103,622	384
Arizona	283	91,952	325
Total	1,144	$363,328	318

The backlog of housing contracts as of June 30, 2017 compared to June 30, 2016 decreased by 74 units or 6.5%, and the dollar value of backlog decreased by $10.0 million or 2.7% over the same period. The decrease in units was driven by decreased sales due to lower community counts in the Florida segment and communities in the Arizona segment that are expected to close out in 2017. The backlog of housing contracts in the Florida segment as of June 30, 2017 compared to June 30, 2016 decreased by 32 units or 5.4%, and the dollar value decreased by $2.0 million or 1.2% over the same period, driven by the decrease in selling communities from 27 to 25 and the wind-down of additional communities expected to close out in 2017. The backlog of housing contracts in the Carolinas segment as of June 30, 2017 compared to June 30, 2016 increased by 41 units or 15.2% and the dollar value increased by $15.6 million or 15.1% over the same period, primarily as a result of the Savvy acquisition. The backlog of housing contracts in the Arizona segment as of June 30, 2017 compared to June 30, 2016 decreased by 83 units or 29.3%, due mainly to a decrease in net housing contracts signed and the higher number of closings in 2016. The dollar value decreased by $23.6 million or 25.6% over the same period driven by lower sales in communities that are expected to close out in 2017.

As of June 30, 2017, our inventory of unsold (speculative) homes, both completed and under construction, was 545 units, as compared to 439 units as of June 30, 2016. As of June 30, 2017, approximately 25% of unsold homes were completed compared to approximately 23% as of June 30, 2016. The increase in speculative homes is mainly due to the Savvy acquisition.

The following is a breakdown of our land holdings as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	679	655	6,179	7,513	858	233	5,264	6,355
Primary residential	1,425	1,068	1,146	3,639	1,480	677	1,193	3,350
	2,104	1,723	7,325	11,152	2,338	910	6,457	9,705
Carolinas
Active adult	181	106	234	521	148	187	221	556
Primary residential	2,335	854	566	3,755	723	443	324	1,490
	2,516	960	800	4,276	871	630	545	2,046
Arizona
Active adult	499	836	452	1,787	611	836	452	1,899
Primary residential	267	—	587	854	352	—	429	781
	766	836	1,039	2,641	963	836	881	2,680

Total principal communities	5,386	3,519	9,164	18,069	4,172	2,376	7,883	14,431

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land and approximately 5,200 acres of unplatted scattered mixed-use land primarily in Florida. We also have 688 platted scattered lots, primarily in Arizona.

Income Taxes

Our effective tax rate is impacted by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes to tax laws or other circumstances that affect the value of our deferred tax assets.  Our 2017 effective tax rate approximates our blended statutory tax rate. Our income tax expense for the three and six months ended June 30, 2016 consisted primarily of the reversal of the valuation allowance related to our federal and state deferred tax assets.

Certain states enacted changes to tax rates that impacted the value of our deferred tax assets in 2017. The estimated impact of such change was recorded to income tax expense during the period of change.

Liquidity and Capital Resources

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land. We finance these activities using cash provided by operating activities, capital market financing and our Senior Unsecured Credit Facility. For more information regarding our debt, see Note 5, Senior Debt, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Cash Flows

As of June 30, 2017, our cash and cash equivalents totaled $331.2 million compared to $67.8 million as of December 31, 2016. As of June 30, 2017, total consolidated indebtedness was $634.5 million compared to $280.0 million as of December 31, 2016. The increase in cash and cash equivalents as of June 30, 2017 is primarily due to the completion of the issuance of $400.0 million of our 6.625% Notes in May 2017, partially offset by the initial repurchase of $45.5 million in principal of the 8.50% Notes. The $154.5 million remainder of the 8.50% Notes was redeemed effective July 1, 2017 with available cash.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2017, net cash used in operating activities was $36.1 million. The operating cash outflow was primarily due to the $46.5 million increase in land and other inventories as we further developed and completed our land and lots for delivery commensurate with the increase in our home closings, the $4.0 million increase in prepaid expenses and other assets, and the $6.6 million increase in accounts payable and accrued and other liabilities. These outflows were partially offset by our net income, a $2.9 million loss on extinguishment of debt related to the repurchase of a portion of our 8.50% Notes, a $1.3 million decrease in receivables, a $5.7 million increase in our customer deposits driven by a 52% increase in backlog since December 31, 2016, and a $2.4 million decrease in our net deferred tax assets. Net cash used in investing activities was $42.3 million mainly due to the acquisition of Savvy. Net cash provided by financing activities was $341.9 million, primarily due to proceeds from the issuance of the 6.625% Notes, partially offset by the repurchase of the 8.50% Notes and $8.1 million in debt issuance costs.

For the six months ended June 30, 2016, net cash used in operating activities was $7.4 million. The operating cash outflow was primarily due to the net income of $118.2 million offset by the $110.2 million decrease in deferred tax assets, net due to the reversal of the deferred tax asset valuation allowance in June 2016. The remaining change was due to the increase in land and other inventories of $54.0 million partially offset by a decrease in restricted cash of $25.9 million related to the release of the interest reserve requirement for our Senior Secured Credit Facility. Net cash used in investing activities was $0.3 million primarily due to the purchase of property and equipment. Net cash used in financing activities was $16.2 million, primarily due to the repayment of the remaining $46.8 million of 7.50% Notes at maturity, partially offset by a draw of $35.0 million on the Senior Secured Credit Facility during the first quarter of 2016.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Unsecured Credit Facility will provide sufficient liquidity to fund our business for the next twelve months.

Off Balance Sheet Arrangements

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2017, we had outstanding surety bonds of approximately $40.3 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes’ critical accounting policies during the six months ended June 30, 2017. For additional information regarding AV Homes’ critical accounting policies, refer to Item 7, Management’s Discussion and Analysis, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes’ market risk during the six months ended June 30, 2017. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Senior Notes Indentures, dated May 18, 2017, among AV Homes, Inc., the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 6.625% Senior Notes due 2022 (filed as Exhibit 4.1 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

4.4	*

Registration Rights Agreement dated as of May 18, 2017 among AV Homes, Inc., the guarantors named therein, and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (filed as Exhibit 4.2 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

10.1	*

Credit Agreement dated as of May 18, 2017 among AV Homes, Inc., each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Citibank, N.A., as syndication agent (filed as Exhibit 10.1 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

10.2	*

AV Homes, Inc. 2015 Incentive Compensation Plan, as amended and restated (filed as Appendix A to the Proxy Statement for the 2017 Annual Meeting of Stockholders (File No. 1-7355) and incorporated herein by reference).

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

AV HOMES, INC.

Date:	July 28, 2017	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2017	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)