Form 10-Q
period 2017-09-30
AV Homes, Inc.
filed 2017-10-27
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

As of October 20, 2017, there were 22,455,689 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amount)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Cash and cash equivalents	$169,332	$67,792
Restricted cash	1,182	1,231
Receivables	8,016	10,827
Land and other inventories	679,895	584,408
Property and equipment, net	33,209	33,680
Prepaid expenses and other assets	12,664	12,753
Deferred tax assets, net	108,734	110,257
Goodwill	30,003	19,285
Total assets	$1,043,035	$840,233

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$37,223	$37,387
Accrued and other liabilities	32,639	34,298
Customer deposits	14,894	9,979
Estimated development liability	31,700	32,102
Senior debt, net	471,644	275,660
Total liabilities	588,100	389,426

Stockholders’ equity
Common stock, par value $1 per share	22,567	22,624
Additional paid-in capital	404,187	401,558
Retained earnings	31,200	29,644
	457,954	453,826
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	454,935	450,807
Total liabilities and stockholders’ equity	$1,043,035	$840,233

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Homebuilding	$201,724	$201,821	$547,268	$507,659
Amenity and other	3,875	3,315	12,637	8,834
Land sales	140	291	2,576	1,120
Total revenues	205,739	205,427	562,481	517,613

Expenses
Homebuilding cost of revenue	168,555	163,911	454,020	414,290
Amenity and other	3,167	3,101	11,063	8,057
Land sales	124	295	1,286	685
Total real estate expenses	171,846	167,307	466,369	423,032
Selling, general and administrative expenses	27,085	25,484	76,470	71,639
Interest income and other	(407)	—	(665)	(1)
Interest expense	2,625	701	7,147	2,853
Loss on extinguishment of debt	6,939	—	9,872	—
Total expenses	208,088	193,492	559,193	497,523

Income (loss) before income taxes	(2,349)	11,935	3,288	20,090
Income tax expense (benefit)	(872)	38	1,679	(109,959)
Net income (loss) and comprehensive income (loss)	$(1,477)	$11,897	$1,609	$130,049

Basic earnings (loss) per share	$(0.07)	$0.53	$0.07	$5.81
Basic weighted average shares outstanding	22,504	22,416	22,487	22,403

Diluted earnings (loss) per share	$(0.07)	$0.49	$0.07	$5.02
Diluted weighted average shares outstanding	22,504	26,654	22,674	26,606

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$1,609	$130,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,331	4,729
Amortization of share-based compensation	2,534	1,911
Change in fair value of contingent consideration	(647)	(422)
Impairment charges	535	335
Loss on extinguishment of debt	9,872	—
Deferred income taxes, net	1,523	(110,501)
Payment of withholding taxes on share-based awards	363	115
Other adjustments, net	5	14
Changes in operating assets and liabilities:
Restricted cash	49	25,809
Receivables	2,970	(1,070)
Land and other inventories	(56,675)	(48,713)
Prepaid expenses and other assets	(1,327)	2,704
Accounts payable, estimated development liability, and accrued and other liabilities	(9,066)	(1,595)
Customer deposits	4,915	3,594
Net cash provided by (used in) operating activities	(38,009)	6,959

Investing Activities
Investment in property and equipment	(1,647)	(1,389)
Proceeds from sales of property and equipment	5	11
Business acquisitions	(41,150)	10
Investment in unconsolidated entities	(17)	(20)
Net cash used in investing activities	(42,809)	(1,388)

Financing Activities
Proceeds from issuance of debt	400,000	—
Gross proceeds from Senior Secured Credit Facility	30,000	35,000
Payments of Senior Secured Credit Facility	(30,000)	(20,000)
Debt issuance costs	(8,146)	—
Principal payments of senior debt	(200,000)	(46,793)
Premium paid on redemption of debt	(6,718)	—
Payment of withholding taxes on share-based awards	(363)	(115)
Contingent consideration and other financing activities	(2,415)	(4,272)
Net cash provided by (used in) financing activities	182,358	(36,180)

Increase (decrease) in cash and cash equivalents	101,540	(30,609)
Cash and cash equivalents at beginning of year	67,792	46,898
Cash and cash equivalents at end of year	$169,332	$16,289

Supplemental cash flow information:
Interest paid, net of capitalized interest	$4,600	$7,476
Income taxes paid	$580	$810
Supplemental non-cash investing activity:
Accrual of contingent consideration as of the acquisition date	$1,818	$—

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of September 30, 2017 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes’ Annual Report on Form 10-K for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of September 30, 2017, our cash and cash equivalents were primarily in money market accounts. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.2 million as of September 30, 2017 and December 31, 2016.

Receivables

Receivables primarily consist of amounts in transit or due from title companies for home closings and for rebates.

Land and Other Inventories and Homebuilding Cost of Revenue

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

Homebuilding cost of revenue is comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes. Land acquisition, land development and other common costs are generally allocated on a relative sales value or area allocation basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes during the period of time under development.

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

During the three and nine months ended September 30, 2017, our impairment assessments resulted in  $0.3 million and $0.5 million of impairment charges, respectively, and are included in homebuilding cost of revenue in the consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2016, our impairment assessments resulted in $0.1 million and $0.3 million of impairment charges, respectively.

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation, and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 5 to 15 years; buildings and improvements 3 to 40 years; and machinery, equipment and fixtures 2 to 10 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory. All other repairs and maintenance are expensed as incurred.

Property and equipment includes amenity assets such as club facilities on properties owned by us. The cost of amenity assets includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. During the three and nine months ended September 30, 2017 and 2016, we did not identify indicators of impairment for our property and equipment.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to interest income and other in the consolidated statements of operations and comprehensive income. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three and nine months ended September 30, 2017 and 2016, we did not identify indicators of impairment for our investments in unconsolidated entities.

Business Acquisitions

When acquiring a business, we allocate the purchase price of the business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and its marketing and housing activities.

Goodwill

Goodwill arises from business combinations and represents the excess of the consideration transferred for an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and nine months ended September 30, 2017 and 2016.

Revenue Recognition

In accordance with ASC 360, homebuilding revenue and related profit from the sale of homes are recognized when title to and possession of the property are transferred to the buyer. In addition, revenues from land sales are recognized in full at closing, provided the buyer’s initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement.

Sales Incentives

When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of home closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as homebuilding cost of revenue at the time of home closing. This includes the cost related to optional upgrades and seller-paid financing costs, closing costs, homeowners’ association fees, or merchandise.

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2017, advertising costs were $1.1 million and $3.0 million, respectively. During the three and nine months ended September 30, 2016, advertising costs were $0.9 million and $2.6 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Warranty Costs

Warranty reserves for homes are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a home. Reserves are determined based on historical data and other relevant factors. We have, and require our subcontractors to have, general liability, property, workers’ compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We may have recourse against subcontractors for certain claims relating to workmanship and materials. Warranty reserves are included in accrued and other liabilities in the accompanying consolidated balance sheets.

During the three and nine months ended September 30, 2017 and 2016, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Accrued warranty reserve, beginning of period	$3,864	$3,581	$4,033	$3,333
Reserve provided	687	952	2,496	2,440
Payments	(997)	(1,004)	(2,975)	(2,244)
Accrued warranty reserve, end of period	$3,554	$3,529	$3,554	$3,529

Income Taxes

Our effective tax rate is impacted by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes to tax laws or other circumstances that affect the value of our deferred tax assets. Our 2017 effective tax rate approximates our blended statutory tax rate. Our income tax benefit for the nine months ended September 30, 2016 consisted primarily of the reversal of a valuation allowance related to our deferred tax assets.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through June 30, 2016, we determined that the valuation allowance against all of our federal and state deferred tax assets was no longer required. Accordingly, we reversed $112.9 million of valuation allowance in the second quarter of 2016 and an additional $4.3 million during the third quarter of 2016. As of September 30, 2017, we do not have a valuation allowance related to our deferred tax assets.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of September 30, 2017, we had no unrecognized tax benefits.

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

As of September 30, 2017, there were an aggregate of 1,404,572 shares available for grant under the 2015 Plan and 343,649 shares reserved for future issuance relating to stock options, performance share units, and restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of September 30, 2017, an aggregate of 490,483 shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2017 did not assume the effect of employee stock options or convertible notes because the effects were antidilutive. The computation of diluted earnings per share for the three and nine months ended September 30, 2016 did not assume the effect of employee stock options because the effects were antidilutive.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Basic net income (loss)	$(1,477)	$11,897	$1,609	$130,049
Effect of dilutive securities	—	1,201	—	3,600
Diluted net income (loss)	$(1,477)	$13,098	$1,609	$133,649

Denominator:
Basic weighted average shares outstanding	22,504	22,416	22,487	22,403
Effect of dilutive securities	—	4,238	187	4,203
Diluted weighted average shares outstanding	22,504	26,654	22,674	26,606

Basic earnings (loss) per share	$(0.07)	$0.53	$0.07	$5.81
Diluted earnings (loss) per share	$(0.07)	$0.49	$0.07	$5.02

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three and nine months ended September 30, 2017 and 2016 because we do not have components of comprehensive income (loss).

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We adopted this guidance in the first quarter of 2017 and there was no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 is effective for us for the fiscal year and interim periods beginning January 1, 2018, with early adoption permitted, and applied prospectively. We do not anticipate the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. ASU 2016-09 became effective for us for fiscal years and interim periods beginning January 1, 2017. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were applied on a modified retrospective transition method through a cumulative-effect adjustment to equity as of January 1, 2017. The adoption of the provisions of ASU 2016-09 in the first quarter of 2017 had no material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets–referred to as “lessees”–to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for us for fiscal years and interim periods beginning January 1, 2019. The standard mandates a modified retrospective transition method. We continue to evaluate the impact of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also affects certain industry-specific cost guidance. The FASB has also issued several updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018. We expect to apply the modified retrospective method of adoption. We do not anticipate the adoption of ASU 2014-09 to have a material impact on the amount or timing of our homebuilding, amenity and other, and land sales revenues; however, we do expect the standard to impact our timing of recognition for certain selling costs.  Currently, certain selling costs are capitalized for selling communities and expensed as homes in the communities are sold in accordance with ASC 970-340. Under the new guidance, some of these selling costs may be expensed as incurred. We are continuing to evaluate the impact that the standard will have on our consolidated financial statements.

Note 2 – Business Acquisitions

On April 3, 2017, we acquired substantially all of the assets of Savvy Homes, LLC and certain of its affiliated entities (“Savvy”) for approximately $43 million, including an earn-out, which remains subject to customary post-closing adjustments. The assets acquired included substantially all of the real estate, land acquisition agreements and permits associated with the Savvy business, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Savvy, including the liabilities and obligations relating to the acquired contracts, but excluding other liabilities including home warranty obligations relating to homes closed by Savvy prior to the acquisition. Savvy acquires raw and developed land, develops raw land and constructs single-family homes in the Raleigh, North Carolina area and enhances our position in a key growth market. The results of Savvy’s operations are included in our consolidated financial statements from the acquisition date of April 3, 2017. During the three months ended September 30, 2017, Savvy’s revenues and net loss were $18.4 million and $1.3 million, respectively. During the nine months ended September 30, 2017, Savvy’s revenues and net loss were $35.8 million and $1.5 million, respectively.

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

The following table summarizes the calculation of the fair value of the total consideration transferred to Savvy and its preliminary allocation to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair value of consideration transferred:
Cash paid for Savvy net assets	$41,150
Contingent consideration (earn-out)	1,818
Total consideration transferred	$42,968

Assets acquired and liabilities assumed:
Assets
Receivables and other assets	$159
Land and other inventories	39,311
Property and equipment	455
Trade name	407
Goodwill	10,718
Total assets acquired	51,050

Liabilities
Accounts payable	7,692
Accrued and other liabilities	390
Total liabilities assumed	8,082
Total net assets acquired	$42,968

Fair Value

Receivables and other assets, property and equipment, accounts payable and accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities.

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

The $0.4 million of acquired intangible assets relates to trade names that are being amortized over 2.75 years. Amortization expense for these assets totaled less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

We engaged a third-party valuation specialist to assist with the determination of the estimated fair value of intangible assets acquired. We estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the end of the purchase price allocation period.

Transaction and Integration Costs

Transaction and integration costs directly related to the Savvy acquisition, including legal and accounting fees, were $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Such costs were expensed as incurred in accordance with ASC 805.

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

Supplemental Pro Forma Information

The following represents pro forma operating results as if Savvy had been included in our consolidated statements of operations and comprehensive income as of the beginning of the fiscal year presented (in thousands, except per share data):

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2016	2017	2016
Revenue	$220,569	$579,951	$572,868
Net income	12,678	1,823	132,752
Basic earnings per share	0.57	0.08	5.93
Diluted earnings per share	0.52	0.08	5.12

The supplemental pro forma operating results have been determined after adjusting the operating results of Savvy to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2016. These results may not be indicative of future operating results.

Note 3 - Land and Other Inventories

As of September 30, 2017 and December 31, 2016, land and other inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land held for future development	$29,201	$29,089
Land developed and in process of development	355,068	349,891
Homes completed or under construction	295,626	205,428
Total	$679,895	$584,408

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest (“ASC 835”). Homebuilding interest capitalized to inventory is included in homebuilding cost of revenue as related units or lots are closed. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of land, lots and homes that are under development or construction, excluding finished unsold homes or finished models.

The following table represents interest incurred, interest capitalized, and interest expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest incurred	$8,523	$6,483	$24,046	$19,873
Interest capitalized	(5,898)	(5,782)	(16,899)	(17,020)
Interest expense	$2,625	$701	$7,147	$2,853

Note 4 – Senior Debt

As of September 30, 2017 and December 31, 2016, senior debt, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
8.50% Senior Notes due 2019	$—	$200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
6.625% Senior Notes due 2022	400,000	—
Senior Unsecured Credit Facility	—	N/A
Senior Secured Credit Facility	N/A	—
Total senior debt	480,000	280,000
Deferred debt issuance costs	(8,313)	(4,285)
Debt discount	(43)	(55)
Total senior debt, net	$471,644	$275,660

8.50% Senior Notes due 2019

On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes were scheduled to mature on July 1, 2019, unless earlier redeemed or repurchased. Interest on the 8.50% Notes was payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015. The 8.50% Notes were redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Certain of our subsidiaries were guarantors of the 8.50% Senior Notes. All of the subsidiary guarantors were 100% owned by us, and all of the guarantees were full, unconditional, and joint and several. We have no independent assets or operations and our subsidiaries, other than the subsidiary guarantors, are minor.

On May 18, 2017, in conjunction with the completion of our private offering of $400.0 million of the 6.625% Notes (as defined below), we repurchased $45.5 million aggregate principal amount of the 8.50% Notes representing approximately 23% of the total principal amount outstanding. Holders of the tendered notes received the total consideration of $1,038.87 per $1,000 principal amount of 8.50% Notes tendered, which includes an early tender payment of $6.99 per $1,000 principal amount of 8.50% Notes tendered. In addition, holders of the tendered notes received accrued and unpaid interest up to, but not including,  May 18, 2017. Effective July 1, 2017, we redeemed the remaining $154.5 million principal of our 8.50% Notes. As a result, we recognized a loss on extinguishment of debt of $6.9 million in the third quarter of 2017, which includes a redemption premium of $4.9 million and the write-off of unamortized debt issuance costs. During the nine months ended September 30, 2017, we recognized a total loss on extinguishment of debt of $9.9 million.

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

6.625% Senior Notes due 2022

On May 18, 2017, we completed a private offering of $400.0 million of our 6.625% Senior Notes due 2022 (the “6.625% Notes”). The proceeds of the 6.625% Notes were used to (i) fund the repurchase and redemption of the $200.0 million in aggregate principal amount of our outstanding 8.50% Notes and (ii) pay amounts outstanding under our Senior Secured Credit Facility (as defined below), totaling $30.0 million. We intend to use the remaining proceeds for general corporate purposes, which may include the financing of acquisitions. The 6.625% Notes mature on May 15, 2022, unless earlier redeemed or repurchased. Interest on the 6.625% Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing November 15, 2017.

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

The indenture further provides that upon certain specified change of control events, certain covenants will no longer apply to the 6.625% Notes and will be replaced with new covenants (a “Covenant Replacement Event”). Additionally, if we experience specific kinds of changes in control that do not result in a Covenant Replacement Event or, if following a Covenant Replacement Event we experience a subsequent change of control that result in a downgrade of the rating assigned to the 6.625% Notes, holders of the 6.625% Notes will be entitled to require us to purchase all or a portion of the 6.625% Notes at 101% of their principal amount, plus accrued and unpaid interest to but excluding the date of repurchase.

Certain of our subsidiaries are guarantors of the 6.625% Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations and our subsidiaries, other than the subsidiary guarantors, are minor.

In August 2017, we satisfied our obligation to exchange the 6.625% Notes and related guarantees for registered notes and guarantees having substantially the same terms.

We have assessed the 6.625% Notes and concluded that the impact of any embedded derivative features are not material as of September 30, 2017.

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

To be included in the borrowing base, the real property must be owned by us or one of our subsidiaries that guarantees the Company’s obligations under the Senior Unsecured Credit Facility and meet certain criteria. As of September 30, 2017, we had sufficient qualified assets in the borrowing base to cover borrowings of up to $155.0 million and had no borrowings outstanding.

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

We were in compliance with all financial covenants as of September 30, 2017.

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

We were in compliance with all financial covenants under the Senior Secured Credit Facility as of December 31, 2016. As of June 30, 2017, the Senior Secured Credit Facility was replaced in its entirety by the Senior Unsecured Credit Facility (as described above).

Note 5 - Estimated Development Liability

The estimated development liability consists primarily of utility completion obligations in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated completion costs. Cash expenditures associated with these obligations were $0.1 million and $0.4 million during the three and nine months ended September 30, 2017, respectively, and were $0.2 million and $0.3 million during the three and nine months ended September 30, 2016, respectively.  Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $31.7 million and $32.1 million as of September 30, 2017 and December 31, 2016, respectively.

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

On April 26, 2017, we received notice of a Class Action Complaint filed in the Circuit Court for the 10th Judicial Circuit, Polk County, Florida, generally alleging that the collection of club membership fees in connection with the use and enjoyment of the club facilities located within the Solivita community is illegal in that it violates, among other laws, Florida’s Homeowners’ Association Act (“FLHOA”) and Florida’s Deceptive and Unfair Trade Practices Act (“FDUTPA”). It also generally alleges that certain other actions by us have violated FLHOA and FDUTPA. The complaint seeks relief in various forms including recovery for the prior payment of club membership fees and an injunction to prohibit the future collection of club membership fees. On June 9, 2017, we filed an amended motion to dismiss this matter, which was heard on June 13, 2017. On August 8, 2017, the judge issued an order denying in part and granting in part the motion to dismiss. Plaintiffs were provided leave to amend the FDUTPA claims and filed an amended complaint on September 15, 2017. We filed our amended answer on September 29, 2017 along with certain affirmative defenses. The amended complaint also contains counterclaims against the plaintiffs for breach of contract and tortious interference with contractual relations, among other claims. On October 5, 2017, we also filed a motion for summary judgment. Based on facts and information available to us, we believe these claims to be without merit and intend to vigorously defend against them.

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2017, we had outstanding surety bonds of approximately $38.0 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating income:
Florida
Revenues:
Homebuilding	$81,796	$96,943	$231,395	$251,587
Amenity and other	3,875	3,315	12,637	8,834
Land sales	30	26	1,499	670
Total revenues	85,701	100,284	245,531	261,091
Expenses:
Homebuilding cost of revenue	64,739	74,872	183,373	196,045
Homebuilding selling, general and administrative	9,837	12,189	28,241	33,374
Amenity and other	3,145	3,075	11,000	7,978
Land sales	14	6	210	225
Segment operating income	$7,966	$10,142	$22,707	$23,469

Carolinas
Revenues:
Homebuilding	$84,893	$62,864	$214,255	$151,817
Land sales	110	265	892	265
Total revenues	85,003	63,129	215,147	152,082
Expenses:
Homebuilding cost of revenue	74,376	53,803	184,557	130,573
Homebuilding selling, general and administrative	8,791	5,744	22,954	15,525
Land sales	110	289	896	289
Segment operating income	$1,726	$3,293	$6,740	$5,695

Arizona
Revenues:
Homebuilding	$35,035	$42,014	$101,618	$104,255
Land sales	—	—	185	185
Total revenues	35,035	42,014	101,803	104,440
Expenses:
Homebuilding cost of revenue	29,440	35,236	86,090	87,672
Homebuilding selling, general and administrative	3,797	3,854	10,950	10,773
Amenity and other	22	26	63	79
Land sales	—	—	180	171
Segment operating income	$1,776	$2,898	$4,520	$5,745

Operating income	$11,468	$16,333	$33,967	$34,909

Unallocated income (expenses):
Interest income and other	407	—	665	1
Corporate general and administrative expenses	(4,660)	(3,697)	(14,325)	(11,967)
Loss on extinguishment of debt	(6,939)	—	(9,872)	—
Interest expense	(2,625)	(701)	(7,147)	(2,853)
Income (loss) before income taxes	(2,349)	11,935	3,288	20,090
Income tax expense (benefit)	(872)	38	1,679	(109,959)
Net income (loss)	$(1,477)	$11,897	$1,609	$130,049

Note 8 - Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under GAAP, disclosures about fair value measurements, and a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, the Senior Secured Credit Facility, and the Senior Unsecured Credit Facility approximate the fair values due to their short-term nature.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

The carrying amounts and fair values of our financial liabilities as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
8.50% Notes, net (1)	$—	$—	$196,782	$206,500
6.00% Notes, net (1)	79,119	90,936	78,878	84,984
6.625% Notes, net (1)	392,525	409,000	—	—
Contingent consideration (earn-out) (2)	1,171	1,171	2,400	2,400

(1)	The carrying amount of the debt instruments are net of unamortized debt issuance costs and certain debt discounts.
(2)	During the three months ended September 30, 2017, we reduced the carrying amount of the Savvy earn-out by $0.6 million to its estimated fair value.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

Senior Notes

As of September 30, 2017 and December 31, 2016, the fair values of the 8.50% Notes,  6.00% Notes and 6.625% Notes are estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

Contingent Consideration (“earn-out”)

This was recognized as part of the purchase price paid for the Bonterra Builders acquisition in 2015 and the Savvy acquisition in 2017.  At inception, the fair values were determined through the use of valuation models that simulated earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the present values of the future payments. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.  These fall within Level 3 of the fair value hierarchy.

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

For the nine months ended September 30, 2017, we derived 44% of our revenues from Florida, 38% of our revenues from the Carolinas and 18% of our revenues from Arizona.

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

As of September 30, 2017, our selling community count included 72 locations: 25 in Florida, 40 in the Carolinas, and seven in Arizona, with additional communities in the pipeline for each region. Our count of communities with closings as of September 30, 2017 included 66 locations: 24 in Florida, 35 in the Carolinas, and seven in Arizona.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating income:
Florida
Revenues:
Homebuilding	$81,796	$96,943	$231,395	$251,587
Amenity and other	3,875	3,315	12,637	8,834
Land sales	30	26	1,499	670
Total revenues	85,701	100,284	245,531	261,091
Expenses:
Homebuilding cost of revenue	64,739	74,872	183,373	196,045
Homebuilding selling, general and administrative	9,837	12,189	28,241	33,374
Amenity and other	3,145	3,075	11,000	7,978
Land sales	14	6	210	225
Segment operating income	$7,966	$10,142	$22,707	$23,469

Carolinas
Revenues:
Homebuilding	$84,893	$62,864	$214,255	$151,817
Land sales	110	265	892	265
Total revenues	85,003	63,129	215,147	152,082
Expenses:
Homebuilding cost of revenue	74,376	53,803	184,557	130,573
Homebuilding selling, general and administrative	8,791	5,744	22,954	15,525
Land sales	110	289	896	289
Segment operating income	$1,726	$3,293	$6,740	$5,695

Arizona
Revenues:
Homebuilding	$35,035	$42,014	$101,618	$104,255
Land sales	—	—	185	185
Total revenues	35,035	42,014	101,803	104,440
Expenses:
Homebuilding cost of revenue	29,440	35,236	86,090	87,672
Homebuilding selling, general and administrative	3,797	3,854	10,950	10,773
Amenity and other	22	26	63	79
Land sales	—	—	180	171
Segment operating income	$1,776	$2,898	$4,520	$5,745

Operating income	$11,468	$16,333	$33,967	$34,909

Unallocated income (expenses):
Interest income and other	407	—	665	1
Corporate general and administrative expenses	(4,660)	(3,697)	(14,325)	(11,967)
Loss on extinguishment of debt	(6,939)	—	(9,872)	—
Interest expense	(2,625)	(701)	(7,147)	(2,853)
Income (loss) before income taxes	(2,349)	11,935	3,288	20,090
Income tax expense (benefit)	(872)	38	1,679	(109,959)
Net income (loss)	$(1,477)	$11,897	$1,609	$130,049

Data from closings for the Florida, Carolinas and Arizona segments for the three and nine months ended September 30, 2017 and 2016 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended September 30,	of Units	Revenues	Per Unit
2017
Florida	279	$81,796	$293
Carolinas	227	84,893	374
Arizona	102	35,035	343
Total	608	$201,724	332

2016
Florida	340	$96,943	$285
Carolinas	166	62,864	379
Arizona	129	42,014	326
Total	635	$201,821	318

			Average
	Number		Price
For the nine months ended September 30,	of Units	Revenues	Per Unit
2017
Florida	794	$231,395	$291
Carolinas	569	214,255	377
Arizona	302	101,618	336
Total	1,665	$547,268	329

2016
Florida	904	$251,587	$278
Carolinas	413	151,817	368
Arizona	340	104,255	307
Total	1,657	$507,659	306

Three Months Ended September 30, 2017 and 2016

Total revenue increased by $0.3 million or 0.2% to $205.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Homebuilding revenue, which is revenue from home closings, decreased $0.1 million to $201.7 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a 4.3% decline in volume primarily in Florida and Arizona, partially offset by a volume increase in the Carolinas primarily due to the Savvy acquisition and a  4.4% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue decreased $15.1 million or 15.6% for the three months ended September 30, 2017 compared to the same period in 2016 due to a decrease in the number of communities in which we had closings from 26 to 24, partially offset by a 2.8% increase in the average selling price of homes closed. In the Carolinas segment, homebuilding revenue increased by $22.0 million or 35.0% for the three months ended September 30, 2017 compared to the same period in 2016 due to an increase in the number of communities in which we had closings from 25 to 35, primarily as a result of the Savvy acquisition. In the Arizona segment, homebuilding revenue decreased  $7.0 million or 16.6% for the three months ended September 30, 2017 compared to the same period in 2016 due to a decrease in the number of communities in which we had closings from nine to seven, partially offset by a 5.2% increase in the average selling price of homes closed.

Gross margin, which is homebuilding revenue less homebuilding cost of revenue, from total home closings decreased by 240 basis points to 16.4% from 18.8% for the three months ended September 30, 2017 compared to the same period in 2016. Gross margin from the Florida segment decreased by 190 basis points to 20.9% from 22.8% for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings in each year, as well as an increase in construction costs. Gross margin from the Carolinas segment decreased by 200 basis points to 12.4% from 14.4% for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings, as well as an increase in construction costs. Gross margin from the Arizona segment remained flat decreasing 10 basis points to 16.0% from 16.1% for the three months ended September 30, 2017 compared to the same period in 2016.  Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $1.9 million, $2.2 million and $1.3 million, respectively, for the three months ended September 30, 2017 and was $2.3 million, $1.6 million and $1.5 million, respectively, for the same period in 2016.

Total selling, general and administrative expenses as a percentage of homebuilding revenue increased to 13.4% for the three months ended September 30, 2017 from 12.6% for the same period in 2016. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue (“Homebuilding SG&A to Revenue Ratio”) increased to 11.1% for the three months ended September 30, 2017 from 10.8% for the same period in 2016. The Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 12.0% for the three months ended September 30, 2017 compared to 12.6% for the same period in 2016, primarily due to lower external commission costs resulting from a decline in home closing volume and a decline in general and administrative expenses for the period.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment increased to 10.4% for the three months ended September 30, 2017 compared to 9.1% for the three months ended September 30, 2016 primarily due to higher external commission costs and an increase in general and administrative expenses for the period.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment increased to 10.8% for the three months ended September 30, 2017 from 9.2% for the three months ended September 30, 2016 primarily due to lower revenue over a fixed cost base.

Corporate general and administrative expenses increased by $1.0 million to $4.7 million for the three months ended September 30, 2017 compared to the same period in 2016. As a percentage of homebuilding revenue, corporate general and administrative expenses increased to 2.3% for the three months ended September 30, 2017 compared to 1.8% for the same period in 2016. The increase as a percentage of revenue was primarily driven by the decrease in revenue and non-recurring adjustments related to the forfeiture of unvested share-based awards in 2016.

Interest expense increased by $1.9 million to $2.6 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase in interest expense is a result of the increase in debt compared to the prior year, partially offset by a lower weighted average interest rate. As of September 30, 2017, our total principal outstanding was $480.0 million compared to $295.0 million as of September 30, 2016, and the weighted average interest rate was 7.03% and 8.31% for the three months ended September 30, 2017 and 2016, respectively.

Income (loss) before income taxes for the three months ended September 30, 2017 was $(2.3) million compared to $11.9 million for the three months ended September 30, 2016. The decrease was primarily due to (i) the $6.9 million loss on extinguishment associated with the redemption of our 8.50% Notes in the third quarter of 2017, (ii) the $4.6 million increase in homebuilding cost of revenue mainly driven by increased construction costs, and (iii) the $2.6 million of interest expense during the three months ended September 30, 2017 compared to $0.7 million for the same period in 2016 due to the issuance of the 6.625% Notes in May 2017.

Income tax expense (benefit) for the three months ended September 30, 2017 and 2016 was $(0.9) million and less than $0.1 million, respectively.

Net income (loss) for the three months ended September 30, 2017 was $(1.5) million or $(0.07) per diluted share compared to $11.9 million or $0.49 per diluted share for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Total revenue increased by $44.9 million or 8.7% to $562.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Homebuilding revenue, which is revenue from home closings, increased $39.6 million or 7.8% to $547.3 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a 7.5% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue decreased $20.2 million or 8.0% for the nine months ended September 30, 2017 compared to the same period in 2016, primarily driven by a decrease in the number of communities in which we had closings from 26 to 24. In the Carolinas segment, homebuilding revenue increased by $62.4 million or 41.1% for the nine months ended September 30, 2017 compared to the same period in 2016 due to an increase in the number of communities in which we had closings from 25 to 35, primarily as a result of the Savvy acquisition. In the Arizona segment, homebuilding revenue decreased  $2.6 million or 2.5% for the nine months ended September 30, 2017 compared to the same period in 2016 driven by a decrease in the number of communities in which we had closings from nine to seven.

Gross margin, which is homebuilding revenue less homebuilding cost of revenue, from total home closings decreased by 140 basis points to 17.0% from 18.4% for the nine months ended September 30, 2017 compared to the same period in 2016. Gross margin from the Florida segment decreased by 130 basis points to 20.8% from 22.1% for the nine months ended September 30, 2017 compared to the same period in 2016 mainly due to the change in mix of communities with home closings in each year and increased construction costs. Gross margin from the Carolinas segment decreased by 10 basis points to 13.9% from 14.0% for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings and the effects of purchase accounting inventory valuations in each year. Gross margin from the Arizona segment decreased by 60 basis points to 15.3% from 15.9% for the nine months ended September 30, 2017 compared to the same period in 2016 mainly due to lower margins in close-out communities and increased construction costs. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $5.7 million, $5.7 million and $3.8 million, respectively, for the nine months ended September 30, 2017 and was $6.1 million, $4.0 million and $3.9 million, respectively, for the same period in 2016.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 14.0% for the nine months ended September 30, 2017 from 14.1% for the same period in 2016. The Homebuilding SG&A to Revenue Ratio improved to 11.4% for the nine months ended September 30, 2017 from 11.8% for the same period in 2016 as we were able to continue to leverage the cost base over our increased revenues. The Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 12.2% for the nine months ended September 30, 2017 compared to 13.3% for the same period in 2016 due to lower external commission costs resulting from a decline in home closing volume.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment increased to 10.7% for the nine months ended September 30, 2017 from 10.2% for the nine months ended September 30, 2016 due to higher external commission costs.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment increased to 10.8% for the nine months ended September 30, 2017 from 10.3% for the nine months ended September 30, 2016, primarily due to lower revenue over a fixed cost base.

Corporate general and administrative expenses increased by $2.4 million to $14.3 million for the nine months ended September 30, 2017 compared to the same period in 2016. As a percentage of homebuilding revenue, corporate general and administrative expenses increased to 2.6% for the nine months ended September 30, 2017 compared to 2.4% for the same period in 2016. The increase as a percentage of revenue was driven by $1.0 million of transaction and integration costs directly related to the Savvy acquisition in 2017 and non-recurring adjustments related to the forfeiture of unvested share-based awards in 2016.

Interest expense increased by $4.3 million to $7.1 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in interest expense is a result of the increase in debt compared to the prior year, partially offset by a lower weighted average interest rate. As of September 30, 2017, our total principal outstanding was $480.0 million compared to $295.0 million as of September 30, 2016 and the weighted average interest rate was 7.80% and 8.33% for the nine months ended September 30, 2017 and 2016, respectively.

Income before income taxes for the nine months ended September 30, 2017 was $3.3 million compared to $20.1 million for the nine months ended September 30, 2016. The decrease was primarily due to (i) the $9.9 million loss on extinguishment associated with the repurchase of our 8.50% Notes and the replacement of our Senior Secured Credit Facility, (ii) the $7.1 million of interest expense during the nine months ended September 30, 2017 compared to $2.9 million for the same period in 2016 due to the issuance of the 6.625% Notes in May 2017, and (iii) the $1.0 million of acquisition-related costs.

Income tax expense (benefit) for the nine months ended September 30, 2017 and 2016 was $1.7 million and $(110.0) million, respectively. The income tax benefit in 2016 was due to the reversal of the deferred tax asset valuation allowance during the period.

Net income for the nine months ended September 30, 2017 was $1.6 million or $0.07 per diluted share compared to net income of $130.0 million or $5.02 per diluted share for the nine months ended September 30, 2016. The decrease in net income for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the loss on extinguishment of debt, increased interest expense, and a $110.0 million income tax benefit recognized in 2016.

Data from contracts signed for the Florida, Carolinas and Arizona segments for the three and nine months ended September 30, 2017 and 2016 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended September 30,	Signed	Cancellations	Cancellations	Value	Unit
2017
Florida	271	(25)	246	$73,070	$297
Carolinas	225	(32)	193	69,357	359
Arizona	132	(20)	112	39,607	354
Total	628	(77)	551	$182,034	330

2016
Florida	373	(68)	305	$89,076	$292
Carolinas	191	(20)	171	64,457	377
Arizona	125	(29)	96	31,896	332
Total	689	(117)	572	$185,429	324

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the nine months ended September 30,	Signed	Cancellations	Cancellations	Value	Unit
2017
Florida	1,078	(100)	978	$286,905	$293
Carolinas	666	(81)	585	216,440	370
Arizona	414	(71)	343	117,173	342
Total	2,158	(252)	1,906	$620,518	326

2016
Florida	1,245	(201)	1,044	$294,413	$282
Carolinas	591	(53)	538	200,827	373
Arizona	465	(108)	357	113,427	318
Total	2,301	(362)	1,939	$608,667	314

Three Months Ended September 30, 2017 and 2016

The total number of net housing contracts signed during the three months ended September 30, 2017 compared to the same period in 2016 decreased by 21 units or 3.7%. The dollar value of housing contracts signed decreased by $3.4 million or 1.8% over the same period. The decrease in units was driven by the Florida segment, partially offset by increases in the Carolinas and Arizona segments. The number of net housing contracts signed for the Florida segment during the three months ended September 30, 2017 decreased by 59 units or 19.3%, while the dollar value of housing contracts signed decreased by $16.0 million or 18.0%, due to timing and launch of newer communities being more than offset by the decreased sales in our close-out communities. The number of net housing contracts signed for the Carolinas segment during the three months ended September 30, 2017 increased by 22 units or 12.9%, primarily as a result of the Savvy acquisition, while the dollar value of housing contracts signed increased by $4.9 million or 7.6%. The number of net housing contracts signed for the Arizona segment during the three months ended September 30, 2017 increased by 16 units or 16.7%, while the dollar value of housing contracts signed increased by $7.7 million or 24.2%, driven mainly by improved sales in our active adult communities and a 6.6% increase in average sales price for the segment. The overall decrease in the number and dollar value of net housing contracts signed is a result of the volume decrease in Florida more than offsetting increases in the Carolinas and Arizona.

The cancellation rate during the three months ended September 30, 2017 improved to 12.3% from 17.0% compared to the same period in 2016. The cancellation rate in the Florida segment decreased to 9.2% from 18.2% over the same period due to certain closed out communities that had higher cancellation rates in the prior period. The cancellation rate in the Carolinas segment during three months ended September 30, 2017 increased to 14.2% from 10.5% during the three months ended September 30, 2016, attributable to newer communities focused on first-time home buyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment during the three months ended September 30, 2017 decreased to 15.2% from 23.2% compared to the same period in 2016, primarily due to communities closing out in 2017 that had higher first-time home buyer volume in 2016.

Nine Months Ended September 30, 2017 and 2016

The total number of net housing contracts signed during the nine months ended September 30, 2017 compared to the same period in 2016 decreased by 33 units or 1.7%. The dollar value of housing contracts signed increased by $11.9 million or 1.9% over the same period. The decrease in units was driven by the Florida and Arizona segments, partially offset by an increase in the Carolinas. The number of net housing contracts signed for the Florida segment during the nine months ended September 30, 2017 decreased by 66 units or 6.3%, while the dollar value of housing contracts signed decreased by $7.5 million or 2.6%, due to timing and launch of newer communities being more than offset by the decreased sales in our close-out communities. The number of net housing contracts signed for the Carolinas segment during the nine months ended September 30, 2017 increased by 47 units or 8.7%, while the dollar value of housing contracts signed increased by $15.6 million or 7.8%, primarily as a result of the Savvy acquisition. The number of net housing contracts signed for the Arizona segment during the nine months ended September 30, 2017 decreased by 14 units or 3.9%, while the dollar value of housing contracts signed increased by $3.7 million or 3.3%, due to lower volumes at communities that are expected to close out in 2017. The overall decrease in the number of net housing contracts signed reflects the winding down of older communities, while the overall increase in the dollar value of housing contracts signed is due to an increase in the average sales price.

The cancellation rate during the nine months ended September 30, 2017 improved to 11.7% from 15.7% compared to the same period in 2016. The cancellation rate in the Florida segment decreased to 9.3% from 16.1% over the same period due to certain closed out communities that had higher cancellation rates in the prior period. The cancellation rate in the Carolinas segment during nine months ended September 30, 2017 increased to 12.2% from 9.0% during the nine months ended September 30, 2016, attributable to newer communities focused on first-time home buyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment during the nine months ended September 30, 2017 decreased to 17.1% from 23.2% compared to the same period in 2016, primarily due to communities closing out in 2017, which had higher first-time home buyer volume in 2016.

Backlog for the Florida, Carolinas and Arizona segments as of September 30, 2017 and 2016 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of September 30,	of Units	Volume	Per Unit
2017
Florida	526	$157,054	$299
Carolinas	277	103,152	372
Arizona	210	72,967	347
Total	1,013	$333,173	329

2016
Florida	556	$160,007	$288
Carolinas	275	105,302	383
Arizona	250	81,834	327
Total	1,081	$347,143	321

The backlog of housing contracts as of September 30, 2017 compared to September 30, 2016 decreased by 68 units or 6.3%, and the dollar value of backlog decreased by $14.0 million or 4.0% over the same period. The decrease in units was driven by decreased sales due to lower community counts in the Florida segment and communities in the Arizona segment that are expected to close out in 2017. The backlog of housing contracts in the Florida segment as of September 30, 2017 compared to September 30, 2016 decreased by 30 units or 5.4%, and the dollar value decreased by $3.0 million or 1.8% over the same period, driven by the decrease in selling communities from 26 to 24 and the wind-down of additional communities expected to close out in 2017. The backlog of housing contracts in the Carolinas segment as of September 30, 2017 compared to September 30, 2016 increased by 2 units or 0.7%, and the dollar value decreased by $2.2 million or 2.0% over the same period, primarily as a result of the Savvy acquisition. The backlog of housing contracts in the Arizona segment as of September 30, 2017 compared to September 30, 2016 decreased by 40 units or 16.0%, due mainly to a decrease in net housing contracts signed and the higher number of closings in 2016. The dollar value decreased by $8.9 million or 10.8% over the same period driven by lower sales in communities that are expected to close out in 2017.

As of September 30, 2017, our inventory of unsold (speculative) homes, both completed and under construction, was 493 units, as compared to 403 units as of September 30, 2016. As of September 30, 2017, approximately 28% of unsold homes were completed compared to approximately 30% as of September 30, 2016. The increase in speculative homes is mainly due to the Savvy acquisition.

The following is a breakdown of our land holdings as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	714	533	6,179	7,426	858	233	5,264	6,355
Primary residential	1,586	950	1,408	3,944	1,480	677	1,193	3,350
	2,300	1,483	7,587	11,370	2,338	910	6,457	9,705
Carolinas
Active adult	255	4	234	493	148	187	221	556
Primary residential	1,350	650	1,129	3,129	723	443	324	1,490
	1,605	654	1,363	3,622	871	630	545	2,046
Arizona
Active adult	693	564	452	1,709	611	836	452	1,899
Primary residential	243	155	462	860	352	—	429	781
	936	719	914	2,569	963	836	881	2,680

Total principal communities	4,841	2,856	9,864	17,561	4,172	2,376	7,883	14,431

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land and approximately 5,200 acres of unplatted scattered mixed-use land, primarily in Florida. We also have 688 platted scattered lots, primarily in Arizona.

Income Taxes

Our effective tax rate is impacted by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes to tax laws or other circumstances that affect the value of our deferred tax assets.  Our 2017 effective tax rate approximates our blended statutory tax rate. Our income tax expense (benefit) for the three and nine months ended September 30, 2016 consisted primarily of the reversal of the valuation allowance related to our federal and state deferred tax assets.

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

Cash Flows

As of September 30, 2017, our cash and cash equivalents totaled $169.3 million compared to $67.8 million as of December 31, 2016. As of September 30, 2017, total consolidated indebtedness was $480.0 million compared to $280.0 million as of December 31, 2016. The increase in cash and cash equivalents as of September 30, 2017 is primarily due to the issuance of $400.0 million of our 6.625% Notes in May 2017, partially offset by the repurchase and redemption of $200.0 million in principal of the 8.50% Notes with available cash.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the nine months ended September 30, 2017, net cash used in operating activities was $38.0 million. The operating cash outflow was primarily due to the $56.7 million increase in land and other inventories as we further developed and completed our land and lots for delivery commensurate with the increase in our home closings and the $9.1 million increase in accounts payable and accrued and other liabilities. These outflows were partially offset by a $9.9 million loss on extinguishment of debt related to the repurchase of a portion of our 8.50% Notes, $5.3 million in depreciation and amortization, a $3.0 million decrease in receivables, a $4.9 million increase in our customer deposits driven by a 44% increase in backlog since December 31, 2016, and a $1.5 million decrease in our net deferred tax assets. Net cash used in investing activities was $42.8 million mainly due to the acquisition of Savvy. Net cash provided by financing activities was $182.4 million, primarily due to proceeds from the issuance of the 6.625% Notes, partially offset by the repurchase of the 8.50% Notes and $8.1 million in debt issuance costs.

For the nine months ended September 30, 2016, net cash provided by operating activities was $7.0 million. The operating cash inflow was primarily due to the net income of $130.0 million offset by the $110.5 million decrease in deferred tax assets, net due to the reversal of the deferred tax asset valuation allowance in the second and third quarters of 2016. The remaining change was due to the increase in land and other inventories of $48.7 million, and an increase in customer deposits of $3.6 million, partially offset by a decrease in restricted cash of $25.8 million related to the release of the interest reserve requirement for our Senior Secured Credit Facility. Net cash used in investing activities was $1.4 million, primarily due to the purchase of property and equipment. Net cash used in financing activities was $36.2 million, primarily due to the repayment of the remaining $46.8 million of 7.50% Notes at maturity, partially offset by a net draw of $15.0 million on the Senior Secured Credit Facility during the third quarter of 2016.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Unsecured Credit Facility will provide sufficient liquidity to fund our business for the next twelve months.

Off Balance Sheet Arrangements

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2017, we had outstanding surety bonds of approximately $38.0 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes’ critical accounting policies during the nine months ended September 30, 2017. For additional information regarding AV Homes’ critical accounting policies, refer to Item 7, Management’s Discussion and Analysis, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes’ market risk during the nine months ended September 30, 2017. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation from time to time, primarily arising in the normal course of our business. These cases are in various procedural stages. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. Information related to pending legal proceedings is presented in Note 6 - Commitments and Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

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

Certificate of Amendment of Restated Certificate of Incorporation, dated May 25, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 1-7395), and incorporated herein by reference).

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

4.4	*

Senior Notes Indentures, dated May 18, 2017, among AV Homes, Inc., the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 6.625% Senior Notes due 2022 (filed as Exhibit 4.1 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

4.5	*

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

AV HOMES, INC.

Date:	October 27, 2017	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2017	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)