Form 10-K
period 2017-12-31
AV Homes, Inc.
filed 2018-02-23
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $241,478,230 as of June 30, 2017.

As of February 15, 2018, there were 22,348,223 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Company Overview

AV Homes, Inc. is a homebuilder engaged in the business of homebuilding and community development in Florida, the Carolinas and Arizona. Beginning in January 2018, we now operate in Texas through the acquisition of Oakdale-Hampton Homes (see Note 16, Subsequent Events, to the consolidated financial statements included in Part II of this report). Our business focuses on the development and construction of (i) primary residential communities serving first-time and move-up buyers, including under our local Savvy Homes, Bonterra Builders, Royal Oak Homes and Oakdale-Hampton brands, and (ii) active adult communities, which are age-restricted to the age 55 and over active adult demographic. As of December 31, 2017, we owned 4,911 developed residential lots, 2,395 partially developed residential lots, 8,776 undeveloped residential lots, and 6,980 acres of mixed-use, commercial, and industrial land. We utilize our deep experience, strong operating platform, and land inventory to capitalize on the strengthening housing environment and favorable demographic trends within our core markets. We are publicly held and our common stock is traded on the NASDAQ Stock Market under the symbol “AVHI.”

During 2017, we expanded our market presence and increased the number of homes we sold. In 2017, we closed on 2,491 homes at an average sales price of approximately $330,000 per closed home, generating approximately $822 million of homebuilding revenue, as compared to 2016, in which we closed on 2,465 homes at an average sales price of approximately $310,000 per closed home, generating approximately $764 million of homebuilding revenue. The number of housing contracts (net of cancellations) signed in 2017 increased 3.1% to 2,443 as compared to 2016 and we had 724 homes in backlog with a sales value of approximately $237 million as of December 31, 2017 compared to 703 homes in backlog with a sales value of approximately $236 million as of December 31, 2016.

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

Significant expertise in our core markets. We have significant geographic expertise in the Florida, the Carolinas, Arizona and Texas markets. In addition, as a result of our experience in developing communities for the active adult population for almost two decades, we have market expertise in serving the housing and lifestyle aspirations of the vast Baby Boomer population. Our management team has a deep understanding of the active adult and primary residential markets and the preferences of the buyers in these markets. We also supplement our expertise in our markets by utilizing a research-based approach to understanding the lifestyle preferences of these buyer markets.

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

Business Strategy

Our primary business is homebuilding and community development, which includes the acquisition, development and building of active adult and primary residential home communities, in Florida, the Carolinas,  Arizona and Texas. Our core business strategies, which we believe give us long-term competitive advantages relative to other builders, are intended to promote our growth, drive profitability and generate cash liquidity. Those strategies are summarized below.

Strategically expand our primary segments to capitalize on market recoveries. We focus on strategic development of land and communities to ensure sales of homes in high buyer-demand environments, which will allow us to obtain higher home prices and gross margins, as well as yield a strong pace of sales and higher returns. We employ a deliberate land acquisition strategy focused on making prudent investments in high-demand markets in addition to exploring opportunities to broaden our geographic footprint. We also intend to maximize near-term value through developing communities where appropriate on our existing buildable land positions.

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

Exercise prudent balance sheet management to maintain ample liquidity for growth. We believe that it is critical for us to maintain a strong balance sheet with ample liquidity so that we can service our debt obligations, support on-going homebuilding operations, and take advantage of growth opportunities in our core markets. As of December 31, 2017, we had $241.0 million of cash and cash equivalents, $1.2 million of restricted cash, an undrawn $155 million senior unsecured credit facility, and $480.0 million of outstanding debt.

Profitably monetize non-core commercial and industrial land positions and scattered lots. We continue to opportunistically sell non-core commercial and industrial land positions, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. We sold $4.6 million under this plan in 2017 for a profit of $2.8 million, $3.6 million in 2016 for a profit of $2.3 million, and $6.5 million in 2015 for a profit of $5.6 million.

Our Operations

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and primary residential home communities in Florida, the Carolinas, Arizona and Texas. For further information regarding our financial condition and results of operations, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Construction

Construction time for our homes depends on the availability of labor and materials, the type and size of the home, location and weather conditions. Construction of a home in our active adult communities or primary residential communities is typically completed within six months following commencement of construction.

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

Purchase of Raw Materials

We engage several suppliers in each region in order to eliminate or minimize any shortages in materials or labor. We also have national supplier contracts for certain items such as flooring, faucets and air conditioning systems where economies of scale can be leveraged. We choose each of our suppliers based on price, quality, reputation, scalability and ability to meet our construction timelines. We do not maintain inventories of construction materials except for materials being utilized just-in-time for homes under construction.

Prices of materials may fluctuate due to various factors, including demand or supply shortages, which may be beyond the control of our suppliers. Although we have generally been able to offset increases in the costs of materials and labor with increases in the prices of our homes, we may not be able to do so in the future because sales of homes are frequently made in advance of construction. In the ordinary course of business, our construction budgets contain a contingency amount for price increases.

Purchase of Land

We buy improved lots and tracts of raw land or unimproved lots that require development. Generally, earnest money deposits on new land purchases have historically ranged from 5% to 20% of the final purchase price. Additionally, we will use option contracts to acquire lots on a metered basis. Our liability, in the event we do not perform as agreed in the terms of the option contract, is generally forfeiture of our earnest money deposit to the land seller. As of December 31, 2017, we had $9.6 million of earnest money deposits outstanding on new land purchases and land option contracts.

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

We use model homes in our communities to provide homebuyers the opportunity to view fully furnished and landscaped homes. We typically use one or more model homes in each community. Additionally, in some of our active adult communities, we have homes that we use as Discovery Day units. These homes are used for prospective buyers to stay for short periods of time for exposure to the overall experience of the community.

In order to provide a more tailored product, our homebuyers have the option of customizing their homes through our design center services. Each floor plan has available options that may be added or modified in order to suit the requirements of individual homebuyers.

We report a home as sold pursuant to a written sales contract that requires the homebuyer to make a cash deposit. Such sales contracts often contain contingencies such as the ability to receive mortgage financing. We have preferred relationships with select vendors to provide customer financing and title services. In connection with our sales process, we generally require all of our buyers to pre-qualify with a preferred mortgage financing provider. In October 2017, we formed AVH Mortgage, LLC, a joint venture with an established mortgage broker, to better serve our homebuyer’s mortgage needs.

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

Primary Residential Community Development

With our acquisition of the Royal Oak Homes business in 2014, the Bonterra Builders business in 2015, Savvy Homes business in 2017, and the Oakdale-Hampton Homes business in January 2018, we have significantly expanded our focus on the primary residential market, which continues to improve since the most recent housing downturn. We believe that continued investment in this segment will provide us with a balanced portfolio. In addition to our recent acquisitions, we have continued to expand organically in our existing Central Florida, Charlotte and greater Phoenix markets, while also expanding into the Jacksonville, Florida, Raleigh, North Carolina, and Dallas-Fort Worth, Texas markets. During 2017, we had 1,714 home closings in the primary residential market compared to 1,770 home closings for the same period in 2016. With increased investment in new communities, we expect growth to resume in our primary residential homes in 2018.

Active Adult Community Development

A  second component of our business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow this component of our business and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult communities include:

Solivita

Solivita commenced active sales in 2000 and is comprised of 10,098 lots on 7,193 acres in Central Florida, south of the Orlando metropolitan area. As of December 31, 2017,  4,459 of the 5,598 planned residences in the actively developed area have been sold and closed, with approximately 4,500 lots to be developed in future phases. Solivita offers its residents numerous activities year-round through the community’s Lifestyles program, which includes approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a billiard room, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, bocce ball courts, shuffleboard courts, pickleball courts, tennis courts, horseshoe pits, dog parks and an outdoor pavilion. Social activities at Solivita include over 300 clubs, including such diverse interests as dragon boats, photography, travel, pickleball, softball, theatre and motorcycle riding and Veterans affairs.

CantaMia

CantaMia is a 1,698 lot active adult community located on 541 acres in the Estrella Mountain Ranch master-planned community in Goodyear, Arizona, west of Phoenix. Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility that has, as its focal point, an eighteen acre man-made lake system. Amenities include an exercise facility, indoor/outdoor swimming pools, a demonstration kitchen, a library, a technology center, an arts/crafts studio, rooms for games and club activities, a movement studio for yoga and aerobics, and a café. CantaMia also has outdoor sporting venues, including swimming, pickleball, bocce ball, tennis and horseshoes. As of December 31, 2017, a total of 682 homes have closed since we started selling in 2010.

Vitalia at Tradition

Vitalia at Tradition (“Vitalia”) is a 1,153 lot, 452-acre active adult community located in Port St. Lucie, Florida, between Vero Beach and West Palm Beach on Florida’s east coast. We acquired this property in 2009 in its partially developed condition. We have completed new model homes and the recreational center amenity, and have commenced development of additional roadways. As of December 31, 2017, a total of 787 homes have closed since 2009.

Encore at Eastmark

Encore at Eastmark (“Encore”) is our latest active adult community in the Arizona market and is located in the Southeast Valley of metropolitan Phoenix, in the City of Mesa, Arizona. Encore is a 310-acre master-planned community, located within the much larger master-planned community of Eastmark. Encore offers four different product lines designed for the active adult demographic encompassing 973 lots. Residents have exclusive use of the 15,000 square foot recreation and lifestyle facility. Amenities include an exercise facility, outdoor swimming pool, a library, an arts/crafts studio, rooms for games and club activities, a movement studio for yoga and aerobics, and a café. Encore also has outdoor sporting venues, including pickleball, bocce ball, and tennis. As of December 31, 2017, a total of 389 homes have closed since we started selling in 2015.

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

The sales center and model complex opened in October 2015. The surrounding amenities consist of a 14,000 square foot clubhouse with tennis courts, pickleball courts, bocce ball, an urban garden and a swimming pool, which were completed and opened in the fall of 2016. As of December 31, 2017, a total of 222 homes have closed since we started selling in 2015.

Customer Financing

Most of our homebuyers require financing. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we recently entered a joint venture arrangement with an established mortgage broker that will allow it to act as a preferred mortgage broker to our buyers to help facilitate the sale and closing process as well as generate additional fee income for us through our interest in the joint venture.

Segment Information

Our reportable segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note 13, Segment Information, to the consolidated financial statements included in Part II of this report.

Trademarks

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including AV Homes®, Stonegate®, Solivita®, Royal Oak Homes®, CantaMia®, Vitalia® and AVH Mortgage™.

Employees

As of December 31, 2017, we employed 367 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

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

The homebuilding industry is highly cyclical and may be significantly affected by changes in general economic and business conditions, such as:

•	employment and income levels;
•	availability of financing for homebuyers;
•	interest rates;
•	affordability;
•	consumer confidence;
•	labor availability;
•	supply of new and existing homes for sale or rent;
•	shifting housing demand due to population and demographic changes; and
•	the supply of developable land in our markets and the United States generally.

Changes in these conditions may occur on a national scale or may acutely affect some of the regions or markets in which we operate more than others. Adverse conditions affecting certain markets could have a proportionately greater impact on us than on other homebuilding companies with smaller or less concentrated presences in these locally affected markets.

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

A substantial majority of our customers finance their homes through lenders that provide mortgage loans, including through our mortgage joint venture. Interest rates have been near historical lows for several years, which has increased the purchasing power of potential homebuyers. Increases in interest rates could lower demand for new homes because monthly mortgage costs would increase for potential homebuyers. Even if potential new homebuyers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts often include financing or other contingencies.

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

There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business or financial results

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) went into effect, which contains substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. Among the changes that could make purchasing homes less attractive are (i) limitations on the ability of our homebuyers to deduct property taxes and (ii) limitations on the ability of our homebuyers to deduct mortgage interest. Although, depending on the income levels of potential homebuyers, many potential homebuyers are likely to experience positive changes under the new tax law, the resulting loss or reduction of homeowner tax deductions could adversely impact demand for and sales prices of new homes.

Price increases, supply shortages and other risks related to demand for building materials could increase our costs and delay deliveries.

In recent years the cost of building materials, including the price of concrete, lumber, drywall, and other important materials, has increased. Additionally, the homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. Shortages in concrete, lumber, drywall or other important materials could result in delays in the start or completion of, or increase the cost of completing our homes, which could adversely impact our results of operations.

Our business and results of operations are dependent on the availability and skill of subcontractors. If we experience shortages in labor skill or supply, there could be delays and increased costs in developing our communities.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. Access to qualified labor may be affected by circumstances beyond our control, including labor disputes, shortages in qualified trades people, changes in immigration laws that reduce the available labor force and trends in labor force migration. While we generally anticipate being able to obtain sufficient materials and reliable subcontractors, and believe that our relationships with subcontractors are good, the availability of qualified subcontractors in our markets has at times been constrained. We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations.

To the extent the demand for labor and materials increases, as it has in recent years, our average per home cost of labor and building materials will likely increase, and our operating margins and results of operations may be adversely affected. Further, the inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects and results of operations.

Our current efforts to grow and expand our operations could have a material adverse effect on our cash flows or profitability.

In 2017, we announced the acquisition of MMLC Texas Builders, LLC (doing business as Oakdale Homes and Hampton Homes), which closed in 2018 and expanded our operations into Texas.  Also in 2017, we acquired Savvy Homes, LLC, and in 2015, we acquired Bonterra Builders, LLC, both of which significantly expanded our operations in the Carolinas. We continue to consider opportunities for growth, in both our existing markets and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects or the acquisition of existing homebuilders, may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses, or significant growth in existing markets, could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, when we acquire other homebuilders, such acquisitions could be difficult to integrate with our operations and could require us to assume unanticipated liabilities and expenses. Acquisitions also involve numerous other risks, including (i) the risk of impairing inventory, goodwill and other assets related to the acquisition, (ii) risks associated with our ability to implement and maintain effective controls, procedures and policies for the acquired business, (iii) the diversion of management’s attention and resources from other business concerns, (iv) risks associated with entering markets in which we have limited or no direct experience, (v) risks associated with the combination of different corporate cultures, and (vi) the potential loss of key employees of the acquired company.

Homebuilding is very competitive, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions. We also compete with the home re-sale market, foreclosures and rental properties. In addition, many of our competitors have greater financial, marketing and sales resources than we do and thus may be able to compete more effectively against us. Finally, any damage to our reputation, which may spread widely and quickly through digital and social media, could impair our ability to compete for homebuyers. These competitive conditions in the homebuilding industry can affect our business and result in lower sales, lower selling prices and lower profit margin, among other things.

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

As of December 31, 2017, the total principal amount of our debt was $480.0 million. Our ability to make scheduled payments on or refinance our debt obligations, including the 6.00% Senior Convertible Notes due 2020 and the 6.625% Senior Notes due 2022 (collectively, the “Notes”) and our revolving credit facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. If we are significantly and negatively impacted by any of the foregoing, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes, as the same shall become due and payable.

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

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the revolving credit facility could terminate their commitments to loan money, and we could be forced into bankruptcy or liquidation.

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

Borrowings under our revolving credit facility, if any, are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

We may not have the funds necessary to fulfill our obligations under the 6.00% Senior Convertible Notes due 2020 following a “fundamental change,” as defined in the indenture governing such notes. Upon the occurrence of a defined fundamental change, which definition includes a change of control (whether it be voluntary or involuntary), we will be required to offer to repurchase all of the applicable outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. Similarly, our 6.625% Senior Notes due 2022 require us to repurchase all or a portion of the outstanding notes at 101% of their principal amount, plus accrued and unpaid interest upon certain change of control transactions. However, we may not have sufficient funds at the time of any such event to make the required repurchase of the Notes. Our failure to make or complete an offer to repurchase Notes in connection with any such event would place us in default under each indenture governing the applicable Notes.

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

The geographic concentration of our operations in Florida, the Carolinas, Arizona and Texas subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

Our operations are concentrated in Florida, the Carolinas, Arizona and Texas. Due to the concentrated nature of our operations, negative factors affecting one or more of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. In particular, our operations are heavily concentrated in Florida and negative events effecting this region, such as natural disasters, could have a disproportionate impact on our business and results of operations.

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

Building sites and amenity facilities are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to sell homes, which, in turn, could have a material adverse effect on our business, financial condition and operating results.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods, can harm our homebuilding business. These can delay home closings, the development of raw land positions, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates of certain of the states in which we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations are concentrated in Florida and the Carolinas, which are subject to increased risk of hurricanes.  Additionally, if our insurance does not fully cover losses resulting from these events or any related business interruption, our assets, financial condition and capital resources could be adversely affected. Furthermore, even if a natural disaster occurs in a region where were are not operating, our existing markets could be impacted in the event available labor shifts to the markets impacted by the natural disaster.

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

paying taxes and other costs related to ownership of the land on which we plan to build homes; and incurring promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to development delays or other reasons, we may incur additional costs, and it will take a longer period of time for us to recover our costs.

TPG Aviator, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

TPG Aviator, L.P. (“TPG Aviator”) beneficially owned approximately 43.7% of our common stock as of December 31, 2017, and is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders’ interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

Laws and regulations governing the residential mortgage industry could have material adverse effects on our business and financial results.

In 2017, we established a joint venture, AVH Mortgage, LLC, to provide mortgage related services to homebuyers. The residential mortgage lending industry remains under intense scrutiny and is heavily regulated at the federal, state and local levels. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. Changes to existing laws or regulations or adoption of new laws or regulations could require our joint venture to incur significant compliance costs. A material failure to comply with any of these laws or regulations could result in the loss or suspension of required licenses or other approvals, the imposition of monetary penalties, and restitution awards or other relief. Any of these outcomes could materially and adversely affect our results of operations.

Our mortgage joint venture could be materially and adversely affected by lack of sole decision making authority, reliance on our co-venturer’s financial condition and disputes between us and our co-venturer.

We have co-invested with an established mortgage broker in the AVH Mortgage, LLC joint venture. As a result, we will not be in a position to exercise sole decision-making authority regarding mortgage services offered by this joint venture, and our investment may be illiquid due to our lack of control. Investments in such a joint venture may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that the co-venturer might become bankrupt, fail to fund its share of required capital contributions or otherwise meet its contractual obligations, make poor business decisions or block or delay necessary decisions. The co-venturer may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions because neither us nor the co-venturer would have full control over the joint venture. Disputes between us and the co-venturer may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business.  In addition, we may in certain circumstances be liable for the actions of our co-venturer.

We have a significant number of development liabilities related to our predecessor and its affiliates, over which we have little or no control as to the dates that payment may be required, and which could have an adverse effect on our results of operations.

We have a significant number of development liabilities related to our predecessor and its affiliates, most of which relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”). Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico, Arizona and Poinciana, Florida prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations with respect to the Orders as evaluated by the reports of various independent engineers. Our estimate of the liability has been accrued and is included in the estimated development liability line item in our consolidated balance sheet as of December 31, 2017. If a significant number of the owners of the Affected Lots require us to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change, as defined in the Internal Revenue Code.

From the end of our 2007 fiscal year through 2014, we generated net operating losses (“NOL”) due to significant impairments and other factors affecting financial performance. Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward the NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation from time to time in the ordinary course of our business, much of which is related to alleged construction defects or our amenity operations. We do not believe that any current pending legal or administrative proceedings or disputes will have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that the ultimate resolution of any of these proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations. For additional information related to pending legal proceedings, see Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part II of this report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all persons serving as executive officers of AV Homes as of the date of this Annual Report on Form 10-K. Officers serve until their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Roger A. Cregg	61

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

Michael S. Burnett	50

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

S. Gary Shullaw	39

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “AVHI.” There were 2,381 record holders of common stock at February 15, 2018.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$19.13	$14.90	$13.30	$8.50
June 30	$20.30	$15.50	$13.79	$10.72
September 30	$20.50	$14.65	$16.97	$11.76
December 31	$19.00	$15.90	$17.45	$15.05

We have not declared any cash dividends on our common stock since our incorporation and have no current plan to pay cash dividends. We did not repurchase any outstanding shares of common stock in 2017.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on our common shares, with (b) the cumulative total return of the S&P 500 Index, and with (c) the Dow Jones Home Construction Index. The Dow Jones Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG AV HOMES, INC., S&P 500 INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2017

	2012	2013	2014	2015	2016	2017
AV Homes	100.00	127.78	102.46	90.08	111.11	117.09
S&P 500 Index	100.00	129.60	144.36	143.31	156.98	187.47
Dow Jones Home Construction Index	100.00	109.78	117.85	128.94	119.46	209.26

*Assumes $100 invested on December 31, 2012, and the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operations Data:
Revenues	$843,253	$779,305	$517,766	$285,913	$141,482

Income (loss) before income taxes	$18,332	$37,586	$12,386	$(1,603)	$(8,272)
Income tax expense (benefit)	40,268	(109,521)	436	—	—
Net income (loss)	(21,936)	147,107	11,950	(1,603)	(8,272)
Net income attributable to non-controlling interests in consolidated entities	—	—	—	329	1,205
Net income (loss) attributable to AV Homes stockholders	$(21,936)	$147,107	$11,950	$(1,932)	$(9,477)

Per Share Data:
Basic earnings (loss) per share	$(0.98)	$6.58	$0.54	$(0.09)	$(1.34)
Diluted earnings (loss) per share	$(0.98)	$5.66	$0.54	$(0.09)	$(1.34)

Balance Sheet Data:
Cash and cash equivalents	$240,990	$67,792	$46,898	$180,334	$144,727
Restricted cash	1,165	1,231	26,948	16,447	3,956
Land and other inventories	603,851	584,408	582,531	383,184	240,078
Total assets	1,010,144	840,233	736,139	663,151	465,928
Senior debt, net	472,108	275,660	320,846	294,221	104,602
Stockholders’ equity (1)	431,970	450,807	301,681	286,740	286,101
Shares outstanding	22,364	22,513	22,333	22,072	21,986
Stockholders’ equity per share	$19.32	$20.02	$13.51	$12.99	$13.01

Other Data:
Contracts signed, net	2,443	2,369	2,035	994	463
Closings	2,491	2,465	1,750	953	481
Backlog units	724	703	799	331	167
Backlog value	$236,759	$236,240	$243,947	$85,753	$39,862

(1)

These figures exclude cumulative non-controlling interests for the year ended December 31, 2013, which is classified in consolidated stockholders’ equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in limited liability companies that we consolidate for financial reporting purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, and the audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

Overview

We are engaged in the business of homebuilding and community development in Florida, the Carolinas and Arizona. Beginning in January 2018, we now operate in Texas through the acquisition of Oakdale-Hampton Homes (see Note 16, Subsequent Events, to the consolidated financial statements included in Part II of this report). We also engage to a limited degree in other real estate activities, such as the operation of amenities and the sale of land for third-party development. We manage our business through three reportable segments: Florida, the Carolinas and Arizona.

In 2017, we derived 46%  of our revenues from Florida, 36% of our revenues from the Carolinas, and 18% of our revenues from Arizona. The following is a summary of our revenues by segment for the years ended December 31, 2015, 2016 and 2017.

Total Revenues by Segment

$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
in thousands

	2015	2016	2017
Arizona	$84,378	$152,294	$152,256
Carolinas	$114,277	$238,814	$307,110
Florida	$319,111	$388,197	$383,887

Our primary business is the development of land and the construction and sale of homes for people of all ages, including active adults (55 years and older). Our current homebuilding sales activities include locations in Florida, the Carolinas, Arizona and Texas, with additional communities in the pipeline for each region. Within each geographical segment, we build both active adult communities, which are restricted to homeowners that are age 55 and older, and primary residential communities, which are open to all ages. This geographic and product segment diversification helps mitigate our overall business risks. We also opportunistically sell existing non-core commercial and industrial land positions, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

As of December 31, 2017, our selling community count includes 61 locations: 17 in Florida, 37 in the Carolinas and seven in Arizona, with additional communities in the pipeline for each region. Our count of communities with closings includes 69 locations: 24 in Florida, 38 in the Carolinas and seven in Arizona.

Solivita and Vitalia in Florida; CantaMia and Encore in Arizona; and Creekside in North Carolina currently serve as our flagship communities in the active adult market. These communities broaden our geographic footprint and product offering, and should provide us with market participation in the long-term growth of demand from the wave of Baby Boomers entering their retirement years.

We continue to invest in the primary residential market to create a more diversified portfolio that mitigates cyclical impact over time. Through homebuilder acquisitions and purchases of new land and lot positions, we have expanded and continue to expand within our existing markets in Central Florida, Charlotte, Raleigh, Jacksonville, the greater Phoenix area and Dallas-Fort Worth with the acquisition of Oakdale-Hampton Homes in January 2018. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

2017 Highlights

During 2017, we continued to execute our strategic and operational business plan by (i) increasing our liquidity, extending our debt maturities and lowering our cost of capital through the issuance of $400 million of 6.625% Senior Notes due 2022, (ii)  increasing and improving our concentration in an existing market with the acquisition of Savvy Homes in Raleigh, North Carolina,  (iii) continuing to reinvest in our existing markets through the deployment of existing capital into land and lot acquisitions, (iv)  improving financial returns through the development of existing land and lot positions, in addition to the construction of homes for sale, (v)  increasing the number of homes sold and closed, and (vi)  opportunistically monetizing non-core land positions through asset sales.

The following table provides a comparison of certain financial data related to our operations in each of our geographic segments (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Operating income:
Florida
Revenues:
Homebuilding	$363,477	$373,383	$300,260
Amenity and other	17,061	11,698	12,385
Land sales	3,349	3,116	6,466
Total revenues	383,887	388,197	319,111
Expenses:
Homebuilding cost of revenue	287,415	291,372	239,001
Homebuilding selling, general and administrative	40,478	46,113	38,500
Amenity and other	14,749	11,062	10,587
Land sales	579	770	823
Segment operating income	$40,666	$38,880	$30,200

Carolinas
Revenues:
Homebuilding	$306,068	$238,549	$114,277
Land sales	1,042	265	—
Total revenues	307,110	238,814	114,277
Expenses:
Homebuilding cost of revenue	266,642	205,348	95,232
Homebuilding selling, general and administrative	32,444	22,807	12,205
Land sales	1,026	289	—
Segment operating income	$6,998	$10,370	$6,840

Arizona
Revenues:
Homebuilding	$152,071	$152,109	$84,378
Land sales	185	185	—
Total revenues	152,256	152,294	84,378
Expenses:
Homebuilding cost of revenue	128,447	128,751	71,305
Homebuilding selling, general and administrative	15,198	14,994	11,981
Amenity and other	89	86	115
Land sales	180	171	—
Segment operating income	$8,342	$8,292	$977

Operating income	$56,006	$57,542	$38,017

Unallocated income (expenses):
Interest income and other	1,063	16	308
Corporate general and administrative expenses	(18,271)	(16,305)	(16,900)
Loss on extinguishment of debt	(9,848)	—	—
Interest expense	(10,618)	(3,667)	(9,039)
Income before income taxes	18,332	37,586	12,386
Income tax expense (benefit)	40,268	(109,521)	436
Net income (loss)	$(21,936)	$147,107	$11,950

Data from closings for the Florida, the Carolinas and Arizona segments for the years ended December 31, 2017, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number		Price
Years Ended December 31,	of Units	Revenues	Per Unit
2017
Florida	1,232	$363,477	$295
Carolinas	815	306,068	376
Arizona	444	152,071	343
Total	2,491	$821,616	330

2016
Florida	1,332	$373,383	$280
Carolinas	646	238,549	369
Arizona	487	152,109	312
Total	2,465	$764,041	310

2015
Florida	1,124	$300,260	$267
Carolinas	328	114,277	348
Arizona	298	84,378	283
Total	1,750	$498,915	285

Fiscal Year 2017 Compared to Fiscal Year 2016

Total revenue increased by $63.9 million or 8.2% to $843.3 million for the year ended December 31, 2017 compared to the same period in 2016. Homebuilding revenue, which is revenue from home closings, increased $57.6 million or 7.5% to $821.6 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to a 6.5% increase in the average sales price for homes closed. The average selling prices increased 5.4%, 1.9% and 9.9% for the Florida, Carolinas and Arizona segments, respectively, due to a combination of selective price increases, improved market conditions, and the mix of communities with closings in each period. In the Florida segment, homebuilding revenue decreased  $9.9 million or 2.7% for the year ended December 31, 2017 compared to the same period in 2016, primarily due to a decrease in the number of communities in which we had closings from 27 to 24. In the Carolinas segment, homebuilding revenue increased by $67.5 million or 28.3% for the year ended December 31, 2017 compared to the same period in 2016 due to an increase in the number of communities in which we had closings from 25 to 38, primarily as a result of the acquisition of Savvy Homes. In the Arizona segment, 2017 homebuilding revenue was comparable to 2016.

Gross margin, which is homebuilding revenue less homebuilding cost of revenue, from total home closings decreased to 16.9% for the year ended December 31, 2017 from 18.1% compared to the same period in 2016. Gross margin from the Florida segment decreased by 110 basis points to 20.9% from 22.0% for the year ended December 31, 2017 compared to the same period in 2016 mainly due to the change in mix of communities with home closings in each year and increased construction costs. Gross margin from the Carolinas segment decreased by 100 basis points to 12.9% from 13.9% for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the change in the mix of communities with home closings and increased construction costs, primarily due to Savvy Homes operations, post-acquisition. Gross margin from the Arizona segment increased slightly to 15.5% for the year ended December 31, 2017 compared to 15.3% in the same period in 2016. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $8.5 million, $8.1 million and $5.7 million, respectively, for the year ended December 31, 2017 and was $8.8 million, $6.2 million and $5.8 million, respectively, for the same period in 2016.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 12.9% for the year ended December 31, 2017 from 13.1% for the same period in 2016. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue (“Homebuilding SG&A to Revenue Ratio”) improved to 10.7% for the year ended December 31, 2017 from 11.0% for the same period in 2016.  The Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 11.1% for the year ended December 31, 2017 from 12.4% for the same period in 2016, primarily due to a reduction in the co-brokerage participation rate and lower year over year compensation-related costs.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment increased to 10.6% for the year ended December 31, 2017 compared to 9.6% for the same period in 2016, primarily due to transition costs as we integrate Savvy Homes,  one-time severance costs and higher commission costs from external brokers in 2017.  The Homebuilding SG&A to Revenue Ratio of 10.0% for the Arizona segment for the year ended December 31, 2017 was comparable to the 9.9% for the same period in 2016.

Corporate general and administrative expenses increased by $2.0 million to $18.3 million for the year ended December 31, 2017 compared to the same period in 2016. As a percentage of homebuilding revenue, corporate general and administrative expenses increased to 2.2% for the year ended December 31, 2017 compared to 2.1% for the same period in 2016. The increase as a percentage of revenue was primarily driven by $1.0 million of transaction and integration costs directly related to the Savvy Homes acquisition in 2017, offset in part by  a $1.8 million reversal of the contingent earn-out obligation for Savvy Homes and non-recurring favorable adjustments related to the forfeiture of unvested share-based awards in 2016.

Interest expense increased by $7.0 million to $10.6 million for the year ended December 31, 2017 compared to $3.7 million in the same period in 2016. The increase in interest expense is a result of the $200.0 million increase in debt compared to the prior year, partially offset by an 80 basis point reduction in our weighted average interest rate.

Income before income taxes for the year ended December 31, 2017 was $18.3 million compared to $37.6 million for the year ended December 31, 2016.  The decrease was primarily due to the $9.8 million loss on extinguishment associated with the repurchase of our 8.50% Notes and the replacement of our Senior Secured Credit Facility and the $10.6 million of interest expense for the year ended December 31, 2017 compared to $3.7 million for the same period in 2016 due to the issuance of the 6.625% Notes in May 2017.

Income tax expense (benefit) for the years ended December 31, 2017 and 2016 was $40.3 million and $(109.5) million, respectively. Due to the recent tax law changes under the TCJA, our federal corporate statutory tax rate was reduced from 35% to 21% effective January 1, 2018. As a result, we recorded a one-time revaluation adjustment to our net deferred tax assets during the year ended December 31, 2017 of $32.5 million.  The income tax benefit in 2016 was due to the $124.5 million reversal of the deferred tax asset valuation allowance during the period.

Net loss for the year ended December 31, 2017 was $21.9 million or $0.98 per diluted share compared to net income of $147.1 million or $5.66 per diluted share for the year ended December 31, 2016. The decrease in net income for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to the one-time revaluation adjustment to our net deferred tax assets of $32.5 million, the $7.0 million increase in interest expense in 2017, the $9.8 million loss on extinguishment associated with the repurchase of our 8.5% Notes and the replacement of our Senior Secured Credit Facility and the $124.5 million reversal of the deferred tax asset valuation allowance and the factors noted in the analysis above for income before income taxes.

Data from contracts signed for the Florida, Carolinas and Arizona segments for the years ended December 31, 2017, 2016 and 2015 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
Years Ended December 31,	Signed	Cancellations	Cancellations	Value	Unit
2017
Florida	1,397	(135)	1,262	$372,912	$295
Carolinas	860	(104)	756	279,250	369
Arizona	517	(92)	425	146,175	344
Total	2,774	(331)	2,443	$798,337	327

2016
Florida	1,511	(253)	1,258	$356,247	$283
Carolinas	762	(74)	688	261,539	380
Arizona	559	(136)	423	136,157	322
Total	2,832	(463)	2,369	$753,943	318

2015
Florida	1,509	(242)	1,267	$344,171	$272
Carolinas	331	(42)	289	102,851	356
Arizona	590	(111)	479	142,004	296
Total	2,430	(395)	2,035	$589,026	289

The total number of net housing contracts signed during the year ended December 31, 2017 compared to the same period in 2016 increased by 74 or 3.1%. The dollar value of housing contracts signed increased by $44.4 million or 5.9% over the same period. The number of net housing contracts signed for the Florida segment during the year ended December 31, 2017 increased 0.3% from the same period in 2016, while the dollar value of housing contracts signed increased by $16.7 million or 4.7%, due to higher average selling prices. The number of net housing contracts signed for the Carolinas segment during the year ended December 31, 2017 increased by 68 or 9.9%, while the dollar value of housing contracts signed increased by $17.7 million or 6.8%, primarily as a result of the Savvy Homes acquisition. The number of net housing contracts signed for the Arizona segment during the year ended December 31, 2017 increased 0.5% from the same period in 2016, while the dollar value of housing contracts signed increased by $10.0 million or 7.4%, due to higher average selling prices.

The cancellation rate for the year ended December 31, 2017 improved to 11.9% from 16.3% compared to the same period in 2016. The cancellation rate in the Florida segment decreased to 9.7% from 16.7% over the same period due to certain closed out communities that had higher cancellation rates in the prior period. The cancellation rate in the Carolinas segment for the year ended December 31, 2017 increased to 12.1% from 9.7%  compared to the same period in 2016, attributable to newer communities focused on first-time homebuyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment for the year ended December 31, 2017 decreased to 17.8% from 24.3% compared to the same period in 2016, primarily due to communities closing out in 2017, which had higher first-time homebuyer volume in 2016.

Backlog for the Florida, the Carolinas and Arizona segments as of December 31, 2017, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of December 31,	of Units	Volume	Per Unit
2017
Florida	372	$111,059	$299
Carolinas	202	74,139	367
Arizona	150	51,561	344
Total	724	$236,759	327

2016
Florida	342	$100,184	$293
Carolinas	192	79,325	413
Arizona	169	56,731	336
Total	703	$236,240	336

2015
Florida	416	$116,061	$279
Carolinas	150	56,427	376
Arizona	233	71,459	307
Total	799	$243,947	305

The backlog of housing contracts as of December 31, 2017 increased by 21 or 3.0% and the dollar value of backlog increased  $0.5 million or 0.2% as compared to the prior year. The backlog of housing contracts in the Florida segment as of December 31, 2017 compared to December 31, 2016 increased by 30 or 8.8% and the dollar value increased by $10.9 million or 10.9% over the same period due to improved fourth quarter sales in 2017 as compared to the same period in 2016. The backlog of housing contracts in the Carolinas segment as of December 31, 2017 compared to December 31, 2016 increased by 10 or 5.2% and the dollar value decreased by $5.2 million or 6.5% over the same period due to a decrease in average selling price from the prior year, primarily as a result of the Savvy Homes acquisition, which focuses more on entry-level buyers. The backlog of housing contracts in the Arizona segment as of December 31, 2017 compared to December 31, 2016 decreased by 19 or 11.2% and the dollar value decreased by $5.2 million or 9.1% over the same period, driven by lower sales in higher priced close-out communities in 2017.

As of December 31, 2017, our inventory of unsold (speculative) homes, both completed and under construction, was 470 units, as compared to 364 units as of December 31, 2016. As of December 31, 2017, approximately 35% of our unsold homes were completed compared to approximately 34% as of December 31, 2016.  The increase in speculative homes is mainly due to the Savvy Homes acquisition.

The following is a breakdown of our land holdings including land under option contracts as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	794	332	6,179	7,305	858	233	5,264	6,355
Primary residential	1,269	912	1,336	3,517	1,480	677	1,193	3,350
	2,063	1,244	7,515	10,822	2,338	910	6,457	9,705
Carolinas
Active adult	219	—	234	453	148	187	221	556
Primary residential	1,750	520	30	2,300	723	443	324	1,490
	1,969	520	264	2,753	871	630	545	2,046
Arizona
Active adult	584	561	452	1,597	611	836	452	1,899
Primary residential	295	70	545	910	352	—	429	781
	879	631	997	2,507	963	836	881	2,680

Total principal communities	4,911	2,395	8,776	16,082	4,172	2,376	7,883	14,431

(1)	Estimated planned lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

The Company also has approximately 1,700 acres of commercial and industrial land, approximately 5,200 acres of unplatted scattered mixed-use land, and 760 platted scattered lots not reflected in the above lot counts.

Fiscal Year 2016 Compared to Fiscal Year 2015

Total revenue increased by $261.5 million or 50.5% to $779.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Homebuilding revenue, which is revenue from home closings, increased $265.1 million or 53.1% to $764.0 million for the year ended December 31, 2016 compared to the same period in 2015 primarily due to a 40.9% increase in units closed and an 8.8% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $73.1 million or 24.4% for the year ended December 31, 2016 compared to the same period in 2015 driven by an 18.5% increase in units closed due to an increase in the number of communities in which we had closings from 24 to 27. In the Carolinas segment, homebuilding revenue increased by $124.3 million or 108.7% for the year ended December 31, 2016 compared to the same period in 2015 primarily due to the Bonterra Builders acquisition in July 2015. In the Arizona segment, homebuilding revenue increased $67.7 million or 80.3% for the year ended December 31, 2016 compared to the same period in 2015 driven by a 63.4% increase in units closed due to an increase in the number of communities in which we had closings from eight to nine, and a full year of closings in newer communities that opened during 2015. Additionally, the average selling prices increased 4.9%, 6.0% and 10.2% for the Florida, Carolinas and Arizona segments, respectively, due to a combination of selective price increases and the mix of communities with closings in each respective period.

Gross margin, which is homebuilding revenue less homebuilding cost of revenues, decreased to 18.1% for the year ended December 31, 2016 from 18.7% compared to the same period in 2015, primarily due to the increase in the amortization of previously capitalized interest. Gross margin from the Florida segment increased by 160 basis points to 22.0% from 20.4% for the year ended December 31, 2016 compared to the same period in 2015 primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Carolinas segment decreased by 280 basis points to 13.9% from 16.7% for the year ended December 31, 2016 compared to the same period in 2015 primarily due to increased construction and land development costs, a 110 basis point increase in previously capitalized interest and the mix of communities with closings. The Carolinas gross margin for the years ended December 31, 2016 and 2015 also includes $1.6 million and $1.7 million, respectively, of expense associated with the purchase accounting write-up of the Bonterra Builders in-process inventory. Gross margin from the

Arizona segment remained relatively flat at 15.3% for the year ended December 31, 2016 compared to 15.5% in the same period in 2015. Capitalized interest included in cost of sales for the Florida, Carolinas and Arizona segments was $8.8 million, $6.2 million and $5.8 million, respectively, for the year ended December 31, 2016 and was $6.7 million, $1.7 million and $2.7 million, respectively, for the same period in 2015.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 13.1% for the year ended December 31, 2016 from 16.0% for the same period in 2015. Homebuilding SG&A to Revenue Ratio improved to 11.0% for the year ended December 31, 2016 from 12.6% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues. Homebuilding SG&A to Revenue Ratio for the Florida segment improved to 12.4% for the year ended December 31, 2016 from 12.8% for the same period in 2015. Homebuilding SG&A to Revenue Ratio for the Carolinas segment improved to 9.6% for the year ended December 31, 2016 compared to 10.7% for the same period in 2015 due to the significant increase in revenue primarily from the acquisition of Bonterra Builders. Homebuilding SG&A to Revenue Ratio for the Arizona segment improved to 9.9% for the year ended December 31, 2016 compared to 14.2% for the same period in 2015 primarily due to the cost leverage achieved from the 80.3% increase in homebuilding revenue from the same period in 2015.

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

The backlog of housing contracts as of December 31, 2016 compared to December 31, 2015 decreased by 96 or 12.0% and the dollar value of backlog decreased by $7.7 million or 3.2% over the same period. The decrease in units of backlog was due to lower selling community counts in the Carolinas and Arizona segments and a decrease in net housing contracts signed in the Florida and Arizona segments in late 2016. The backlog of housing contracts in the Florida segment as of December 31, 2016 compared to December 31, 2015 decreased by 74 or 17.8% and the dollar value decreased by $15.9 million or 13.7% over the same period. The backlog of housing contracts in the Carolinas segment as of December 31, 2016 compared to December 31, 2015 increased by 42 or 28.0% and the dollar value increased by $22.9 million or 40.6% over the same period due to the increase in net housing contracts signed. The backlog of housing contracts in the Arizona segment as of December 31, 2016 compared to December 31, 2015 decreased by 64 or 27.5%

and the dollar value decreased by $14.7 million or 20.6% over the same period primarily due to a decrease in net housing contracts signed in late 2016.

As of December 31, 2016, our inventory of unsold (speculative) homes, both completed and under construction, was 364 units, as compared to 421 units as of December 31, 2015. As of December 31, 2016, approximately 34% of unsold homes were completed compared to approximately 40% as of December 31, 2015. The decrease in speculative homes is due to our efforts to optimize our inventory of unsold (speculative) homes, which typically have lower margins.

Income Taxes

Income taxes have been provided for using the asset and liability method under Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). The asset and liability method is used in accounting for income taxes where deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a full valuation allowance against our deferred tax assets in 2009 and regularly analyzed all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considered, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods. After careful evaluation of all positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of June 30, 2016 that it was “more likely than not” that all of our federal deferred tax assets and our state deferred tax assets will be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability. Accordingly, by December 31, 2016 we reversed the entire valuation allowance.  These reversals are reflected in our income tax benefit in the accompanying consolidated statements of operations.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations as income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which, among other items, reduces the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As required under ASC 740, we evaluated and accounted for the impact of the changes from the TCJA in the period when the law was enacted. As a result, we recorded a $32.5 million one-time revaluation adjustment to decrease our net deferred tax assets in the quarter ended December 31, 2017. This adjustment was primarily due to the reduction in the federal corporate statutory tax rate. This amount has been recorded as a one-time increase to the provision for income taxes. Our assessment of the TCJA was based on information available at this time and results for the quarter ended December 31, 2017. Future periods may differ from the impact disclosed herein due to, among other things, changes in interpretations and assumptions made by us, guidance that may be issued and actions we may take as a result of the TCJA. The overall impact of the TCJA is also subject to the effect of other provisions of the TCJA.

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

Cash Flows

As of December 31, 2017, our cash and cash equivalents totaled $241.0 million compared to $67.8 million as of December 31, 2016. As of December 31, 2017, total consolidated indebtedness was $480.0 million compared to $280.0 million as of December 31, 2016. The increase in cash and cash equivalents as of December 31, 2017 is primarily due to the issuance of $400.0 million of our 6.625% Notes in May 2017, partially offset by the repurchase and redemption of $200.0 million in principal of the 8.50% Notes and the acquisition of Savvy Homes with available cash.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2017, net cash provided by operating activities was $34.6 million. The operating cash inflow was primarily due to $18.3 million income before income taxes, $9.8 million in non-cash charges for the extinguishment of debt, and the $19.0 million decrease in land and other inventories, partially offset by the $12.9 million decrease in accounts payable and accrued liabilities. Net cash used in investing activities was $43.6 million mainly due to the acquisition of Savvy Homes. Net cash provided by financing activities was $182.2 million, primarily due to proceeds from the issuance of the 6.625% Notes, partially offset by the repurchase of the 8.50% Notes and $8.1 million in debt issuance costs.

For the year ended December 31, 2016, net cash provided by operating activities was $73.8 million. The operating cash inflow was primarily due to the net income of $147.1 million, partially offset by the $110.3 million increase in deferred tax assets, net due to the reversal of the deferred tax asset valuation allowance in 2016. The remaining change was due to a decrease in restricted cash of $25.7 million and a net decrease in operating assets and liabilities of $2.2 million. Net cash used in investing activities was $1.6 million primarily due to the purchase of property and equipment for Florida amenity improvements. Net cash used in financing activities was $51.3 million primarily due to the repayment of the remaining $46.8 million of 7.50% Notes at maturity.

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2017 and 2016, we had outstanding surety bonds of approximately $36.1 million and $30.6 million, respectively. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Other

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, our senior unsecured credit facility, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2018.

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

We participate in entities with less than 100% equity interests. One entity in which we have a 58% equity interest, was formed for the purpose of acquiring and developing land in our Encore active adult community in Arizona while the other is a mortgage joint venture in which we have a 50% equity interest,  was formed in the fourth quarter of 2017 to serve as a preferred lender for homebuyers in our markets along with other related services. These entities, along with other arrangements, may represent variable interests, depending on the contractual terms of the arrangement. We determine the method for accounting for our investments at inception or upon a reconsideration event.

We share in the profits and losses of the unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

As of December 31, 2017, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

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

Tax Cuts and Jobs Act

The recently passed Tax Cuts and Jobs Act has added additional momentum to the economic landscape. While there have been concerns about the new tax law on housing, initial readings and reviews are suggesting that it is generally stimulative to the economy. In addition, concerns about the reduction of the mortgage interest deduction, deductibility of real estate taxes and state and local taxes seem to be offset by overall optimistic momentum around economic stability and growth. For our typical buyer profile, we have found that the effect of the new tax law is generally positive at their income levels. Additionally, the doubling of the standard deduction should help a new group of aspiring homeowners accumulate savings for a down payment to purchase a home and create personal financial stability.

Seasonality

Our business is affected to some extent by the seasonality of home sales, which generally produce increased closings in the latter half of the year. However, periods of economic downturn in the industry can alter seasonal patterns.

Contractual Obligations and Commercial Commitments

The following table reflects contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
				More
	Less than	1 – 3	3 – 5	Than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations (1)	$—	$80,000	$400,000	$—	$480,000
Interest obligations on long-term debt	31,300	60,200	38,646	—	130,146
Operating lease obligations	1,612	2,678	1,578	1,459	7,327
Capital lease obligations	151	44	—	—	195
Purchase obligations – residential development (2)	127,155	—	—	—	127,155
Other long-term liabilities (3)	1,035	2,678	3,370	28,682	35,765
Total	$161,253	$145,600	$443,594	$30,141	$780,588

(1)	Long-term debt obligations represent:

(i)	$400,000 outstanding under the 6.625% Senior Notes due May 15, 2022; and
(ii)	$80,000 outstanding under the 6.00% Senior Convertible Notes due July 1, 2020.

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

The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:

Revenue Recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations, sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the cost of sales incentives in the form of free products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, is reflected as construction and land costs.

Land and Other Inventories and Homebuilding Cost of Revenue

Land and other inventories include expenditures for land acquisition, construction, land development, construction costs for homeowners’ association amenities, and direct and allocated indirect costs, including interest cost capitalized until development and construction are substantially completed. These costs are assigned to components of land and other inventories based on specific identification, relative sales value, or area allocation methods.

Land and other inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value, in accordance with ASC 360,  Property, Plant and Equipment (“ASC 360”).

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

During the years ended December 31, 2017 and 2016, our impairment assessments resulted in $0.9 million $0.8 million of impairment charges, respectively, and are included in homebuilding cost of revenue in the consolidated statements of operations. During the year ended December 31, 2015, our impairment assessment resulted in no significant impairment charges.

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

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will then calculate the fair value of a reporting unit based on discounted future cash flows. If this calculation indicates that the carrying value of a reporting unit is in excess of its fair value, the goodwill impairment will be the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Business Combinations

We account for business combinations in accordance with ASC 850, Business Combinations, if the assets acquired and liabilities assumed constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.

The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management, which are outlined below:

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

Intangible assets. The fair value of the acquired intangible assets largely depends on the nature of the intangible asset acquired. In our most recent acquisitions, we identified intangible assets acquired in our business combinations for non-compete agreements and trade names. With the assistance of a third-party valuation firm, we estimated the value of each intangible asset based on a combination of approaches. The fair value of acquired intangible assets is largely a factor of our forecasted future results of each acquisition and is dependent on similar assumptions as those outlined above for “Inventories.”

If forecasts and estimates utilized in our purchase price allocation differ significantly from actual results in future periods, impairments of inventory, amortizable intangible assets, and goodwill could arise.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the ability to realize the value of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and 2016, our net deferred tax asset was $70.4 million and $110.3 million respectively.  There was no remaining valuation allowance as of December 31, 2016.

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

Forward-Looking Statements

Certain statements discussed in Item 1, Business, Item 3, Legal Proceedings, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; availability and suitability of undeveloped land, partially developed land and improved lots; ability to develop communities within expected timeframes; fluctuations in interest rates; the availability of mortgage financing for homebuyers; changes in federal lending programs and other regulations; the potential impact of the Tax Cuts and Jobs Act on homebuyer demand; elimination or reduction of tax benefits associated with home ownership; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; effect of our expansion efforts on our cash flows and profitability; our ability to successfully integrate acquired businesses; competition for homebuyers, properties, financing, raw materials and skilled labor; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; incurrence of additional debt; our ability to purchase outstanding notes upon certain fundamental changes; our ability to obtain additional letters of credit and surety bonds; cancellations of home sale orders; declines in home prices in our primary regions; inflation or deflation affecting homebuilding costs; warranty and construction defect claims; health and safety incidents in homebuilding activities; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; overall market supply and demand for new homes; our ability to recover our costs in the event of reduced home sales; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; dependence on our senior management; effects of government regulation of development and homebuilding projects; costs of environmental compliance; increased regulation of the mortgage industry; the lack of sole decision-making authority and reliance on our co-venturer; development liabilities that may impose payment obligations on us; contingent liabilities that may affect our liquidity; our ability to utilize our deferred income tax asset; impact of environmental changes; dependence on digital technologies and potential interruptions; potential dilution related to future financing activities; and potential impairment of intangible assets, all as are described in Item 1A, Risk Factors, of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$240,990	$67,792
Restricted cash	1,165	1,231
Receivables	13,702	10,827
Land and other inventories	603,851	584,408
Property and equipment, net	32,664	33,680
Prepaid expenses and other assets	17,117	12,753
Deferred tax assets, net	70,365	110,257
Goodwill	30,290	19,285
Total assets	$1,010,144	$840,233

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$35,810	$37,387
Accrued and other liabilities	29,193	34,298
Customer deposits	9,507	9,979
Estimated development liability	31,556	32,102
Senior debt, net	472,108	275,660
Total liabilities	578,174	389,426

Stockholders’ equity
Common stock, par value $1 per share	22,475	22,624
Authorized: 50,000,000 shares
Issued: 22,474,821 shares as of December 31, 2017
22,623,506 shares as of December 31, 2016
Additional paid-in capital	404,859	401,558
Retained earnings	7,655	29,644
	434,989	453,826
Treasury stock, at cost, 110,874 shares as of December 31, 2017 and 2016, respectively	(3,019)	(3,019)
Total stockholders’ equity	431,970	450,807
Total liabilities and stockholders’ equity	$1,010,144	$840,233

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Homebuilding	$821,616	$764,041	$498,915
Amenity and other	17,061	11,698	12,385
Land sales	4,576	3,566	6,466
Total revenues	843,253	779,305	517,766

Expenses
Homebuilding cost of revenue	682,504	625,471	405,538
Amenity and other	14,838	11,148	10,702
Land sales	1,785	1,230	823
Total real estate expenses	699,127	637,849	417,063
Selling, general and administrative expenses	106,391	100,219	79,586
Interest income and other	(1,063)	(16)	(308)
Interest expense	10,618	3,667	9,039
Loss on extinguishment of debt	9,848	—	—
Total expenses	824,921	741,719	505,380

Income before income taxes	18,332	37,586	12,386
Income tax expense (benefit)	40,268	(109,521)	436
Net income (loss)	$(21,936)	$147,107	$11,950

Basic earnings (loss) per share	$(0.98)	$6.58	$0.54
Basic weighted average shares outstanding	22,493	22,346	22,010

Diluted earnings (loss) per share	$(0.98)	$5.66	$0.54
Diluted weighted average shares outstanding	22,493	26,509	22,130

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional	Retained			Total
	Common Stock		Paid-in	Earnings	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Equity
Balance as of December 31, 2014	22,182,972	$22,183	$396,989	$(129,413)	(110,874)	$(3,019)	$286,740
Issuances of common or restricted stock	291,075	291	(291)	—	—	—	—
Forfeiture or cancellation of restricted stock	(20,973)	(21)	21	—	—	—	—
Shares repurchased to satisfy tax obligations	(9,046)	(9)	(113)	—	—	—	(122)
Share-based compensation	—	—	3,113	—	—	—	3,113
Net income	—	—	—	11,950	—	—	11,950
Balance as of December 31, 2015	22,444,028	$22,444	$399,719	$(117,463)	(110,874)	$(3,019)	301,681
Issuances of common or restricted stock	347,400	347	(347)	—	—	—	—
Forfeiture or cancellation of restricted stock	(155,027)	(155)	155	—	—	—	—
Shares repurchased to satisfy tax obligations	(12,895)	(12)	(176)	—	—	—	(188)
Share-based compensation	—	—	2,207	—	—	—	2,207
Net income	—	—	—	147,107	—	—	147,107
Balance as of December 31, 2016	22,623,506	$22,624	$401,558	$29,644	(110,874)	$(3,019)	450,807
Issuances of common or restricted stock	40,051	40	(40)	—	—	—	—
Forfeiture or cancellation of restricted stock and stock units	(175,972)	(176)	176	—	—	—	—
Shares repurchased to satisfy tax obligations	(12,764)	(13)	(200)	—	—	—	(213)
Share-based compensation	—	—	3,365	(53)	—	—	3,312
Net loss	—	—	—	(21,936)	—	—	(21,936)
Balance as of December 31, 2017	22,474,821	$22,475	$404,859	$7,655	(110,874)	$(3,019)	$431,970

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$(21,936)	$147,107	$11,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,897	6,368	3,693
Amortization of share-based compensation	3,312	2,207	3,113
Change in fair value of contingent consideration	(1,818)	(422)	(116)
Impairment charges	943	769	—
Loss on extinguishment of debt	9,848	—	—
Deferred income taxes, net	39,892	(110,257)	—
Other adjustments, net	369	135	(185)
Changes in operating assets and liabilities:
Restricted cash	66	25,717	(10,501)
Receivables	(2,716)	(3,649)	(3,698)
Land and other inventories	19,011	(2,646)	(83,804)
Prepaid expenses and other assets	(5,889)	3,646	1,510
Accounts payable, estimated development liability, and accrued and other liabilities	(12,898)	3,487	17,248
Customer deposits	(472)	1,350	1,813
Net cash provided by (used in) operating activities	34,609	73,812	(58,977)

Investing Activities
Investment in property and equipment	(2,161)	(1,578)	(1,209)
Proceeds from sales of property and equipment	5	11	31
Business acquisitions	(41,150)	10	(93,760)
Investment in unconsolidated entities	(267)	(20)	(2,887)
Net cash used in investing activities	(43,573)	(1,577)	(97,825)

Financing Activities
Proceeds from issuance of debt	400,000	—	79,930
Gross proceeds from Senior Secured Credit Facility	30,000	35,000	40,000
Payments of Senior Secured Credit Facility	(30,000)	(35,000)	(40,000)
Debt issuance costs	(8,148)	—	(2,072)
Principal payments of senior debt	(200,000)	(46,793)	(53,163)
Premium paid on redemption of debt	(6,718)	—	—
Contingent consideration and other financing activities	(2,972)	(4,548)	(1,329)
Net cash provided by (used in) financing activities	182,162	(51,341)	23,366

Increase (decrease) in cash and cash equivalents	173,198	20,894	(133,436)
Cash and cash equivalents at beginning of year	67,792	46,898	180,334
Cash and cash equivalents at end of year	$240,990	$67,792	$46,898

Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$—	$—	$4,051
Distribution of land from unconsolidated joint venture	$—	$—	$19,860
Supplemental cash flow information:
Interest paid, net of capitalized interest	$12,656	$2,098	$4,846
Income taxes paid	$720	$1,240	$—
Supplemental non-cash investing activity:
Accrual of contingent consideration as of the acquisition date	$1,818	$—	$6,000

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or the “Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. We have no components of comprehensive income (loss), therefore, net income (loss) and comprehensive income (loss) are the same for the years ended December 31, 2017, 2016 and 2015.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TPG Investment in Company

TPG Aviator, L.P. (“TPG Aviator”) beneficially owned approximately 43.7% of our common stock as of December 31, 2017, and is our largest single stockholder. In June 2013,  concurrent with TPG Aviator’s initial investment, we entered into a Management Services Agreement with TPG VI Management, LLC (“TPG Management”), an affiliate of TPG Aviator, that sets forth certain financial advisory services to be provided by, and fees to be paid to, TPG Management in connection with ongoing services to us. Pursuant to the Management Services Agreement and in exchange for certain ongoing advisory and consulting services, we agreed to pay to TPG Management a monitoring fee up to $0.5 million per year for so long as TPG Aviator and its affiliates own at least 30% of the Common Stock outstanding and also to reimburse expenses incurred by TPG Management and its affiliates to provide services or enforce its rights under the management services agreement. The monitoring fee is reduced proportionately based on TPG Aviator’s board representation rights under a separate Stockholders Agreement we entered into with TPG Aviator. The monitoring fee is payable quarterly in advance and is reduced by director fees otherwise payable to the TPG-nominated directors who are not employed by TPG Aviator or its affiliates. We paid TPG Management a total of $0.4 million during each of the years ended December 31, 2017, 2016 and 2015, for the annual monitoring fee and reimbursement of expenses under the Management Services Agreement.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2017, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.2 million as of December 31, 2017 and 2016.

Land and Other Inventories and Homebuilding Cost of Revenue

Land and other inventories include expenditures for land acquisition, construction, land development, construction costs for homeowners’ association amenities, and direct and allocated indirect costs, including interest cost capitalized until development and construction are substantially completed. These costs are assigned to components of land and other inventories based on specific identification, relative sales value, or area allocation methods.

Land and other inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value, in accordance with ASC 360,  Property, Plant and Equipment (“ASC 360”).

Homebuilding cost of revenue is comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes. Land acquisition, land development and other common costs are generally allocated on a relative sales value or area allocation basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes incurred during the period of time under development.

We evaluate our land and other inventories for impairment on a quarterly basis in accordance with ASC 360 to reflect market conditions, including a consideration of supply of new and resale homes for sale in the respective market, level of foreclosure activity and competition. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

During the years ended December 31, 2017 and 2016, our impairment assessments resulted in $0.9 million and $0.8 million of impairment charges, respectively, and are included in homebuilding cost of revenue in the consolidated statements of operations. During the year ended December 31, 2015, our impairment assessment resulted in no significant impairment charges.

Receivables

Receivables primarily consists of amounts in transit or due from title companies for home closings and rebates.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation, which is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 5 to 15 years; buildings and improvements 3 to 40 years; and machinery, equipment and fixtures 3 to 10 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory. Repairs and maintenance are expensed as incurred.

Property and equipment includes amenities assets such as club facilities on properties owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within certain of our communities, indicators of potential impairment are similar to those of our housing communities, as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. There were no indicators of impairment during the years ended December 31, 2017 and 2016.

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

The balance of our investments in unconsolidated entities was $0.3 million and $1.2 million as of December 31, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other assets in our consolidated balance sheets.

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments – Equity Method and Joint Ventures. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. There were no indicators of impairment during the years ended December 31, 2017 and 2016.

Business Acquisitions

When acquiring a business, we allocate the purchase price to the tangible and intangible assets and liabilities assumed based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result our pre-acquisition due diligence and its marketing and housing activities. See Note 2,  Business Acquisitions.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the years ended December 31, 2017 and 2016.

Revenue Recognition

In accordance with ASC 360, homebuilding revenue and related profit from the sales of housing units are recognized when title to and possession of the property are transferred to the buyer. In addition, revenue from land sales is recognized in full at closing, provided the buyer’s initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement.

Sales Incentives

When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of home closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of revenues at the time of home closing. This includes the cost related to optional upgrades and seller-paid financing costs, closing costs, homeowners’ association fees, or merchandise.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2017, 2016 and 2015, advertising costs totaled $4.0 million, $3.6 million and $3.0 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

During the years ended December 31, 2017, 2016 and 2015, changes in the warranty reserve consisted of the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Accrued warranty reserve, beginning of period	$4,033	$3,333	$1,528
Reserve provided	5,089	3,864	3,974
Payments	(4,206)	(3,164)	(2,169)
Accrued warranty reserve, end of period	$4,916	$4,033	$3,333

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

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (“Incentive Plan”) and the 2015 Incentive Compensation Plan, as amended and restated (the “2015 Plan”) provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan and the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of December 31, 2017, there were an aggregate of 1.5 million shares available for grant under the 2015 Plan and 0.3 million shares reserved for future issuance relating to stock options and restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of December 31, 2017, an aggregate of 0.5 million shares of our common stock were reserved for future issuance in connection with stock options and restricted stock units previously awarded under the Incentive Plan. See Note 10, Share-Based Payments and Other Compensation.

Employee Benefit Plans

We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we may contribute to the plan based upon specified percentages of employees’ voluntary contributions. During the years ended December 31, 2017 and 2016, we contributed  $0.3 million and  $0.3 million to the plan, respectively. We made no contributions to the plan for the year ended December 31, 2015.

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

The weighted average number of shares outstanding in calculating basic earnings (loss) per share includes the addition of 0.1 million shares in 2017, 2016 and 2015, each in connection with the vesting of restricted stock and restricted stock units each year. Excluded from the weighted average number of shares outstanding are 0.1 million shares for 2016 and 0.3 million shares for 2015 associated with annual restricted stock awards that remain subject to vesting and performance requirements. There were no shares excluded in 2017. See Note 10, Share-Based Payments and Other Compensation. In accordance with ASC 260, Earnings Per Share, nonvested shares are not included in basic earnings (loss) per share until the vesting and performance requirements are met.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Basic net income (loss)	$(21,936)	$147,107	$11,950
Effect of dilutive securities	—	2,969	—
Diluted net income (loss)	$(21,936)	$150,076	$11,950

Denominator:
Basic weighted average shares outstanding	22,493	22,346	22,010
Effect of dilutive securities	—	4,163	120
Diluted weighted average shares outstanding	22,493	26,509	22,130

Basic earnings (loss) per share	$(0.98)	$6.58	$0.54
Diluted earnings (loss) per share	$(0.98)	$5.66	$0.54

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We adopted this guidance in the first quarter of 2017 and there was no impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also affects certain industry-specific cost guidance. The FASB has also issued several updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018, and we plan to apply the modified retrospective method of adoption.

We have evaluated the impact of the adoption of ASU 2014-09 and concluded that there will not be a material change to the amount or timing of our homebuilding, amenity and other, and land sales revenues. Our homebuilding revenue currently includes forfeited customer deposits. This classification will not change under the new standard.  However, the standard will impact the timing of recognition for certain selling costs related to model homes and sales offices. Prior to the adoption of ASU 2014-09, for selling communities, these costs were capitalized as land and other inventories and expensed as homes in the communities were closed in accordance with ASC 970-340. Upon adoption, the balance of these capitalized selling costs will be recorded as either land and other inventories or property and equipment, while the remaining costs that would have been expensed under the new guidance will be reflected as an adjustment to retained earnings on January 1, 2018. We expect that adjustment to be a decrease of approximately $1.4 million in our land and other inventories and retained earnings balances.

Note 2 - Business Acquisitions

Our acquisitions are accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). We record the acquired assets and assumed liabilities at their estimated fair values. We determine the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeds the fair value of the net assets acquired in a transaction, such excess is assigned to goodwill.

Receivables and other assets, property and equipment, accounts payable and accrued and other liabilities and customer deposits are generally stated at historical carrying values given the short-term nature of these assets and liabilities. Liabilities are recorded at historical carrying values in accordance with ASC 805, which we believe approximates fair value.

We determine the fair value of land and other inventories on a lot-by-lot basis primarily using market comparable land and home sales transactions combined with our estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The fair values of identified intangible assets are determined using discounted cash flow models.

We engage a third-party valuation specialist to assist with the determination of the estimated fair value of intangible assets acquired. We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change during the purchase price allocation period.

Savvy Homes Acquisition

On April 3, 2017, we acquired substantially all of the assets of Savvy Homes, LLC and certain of its affiliated entities (“Savvy Homes”) for approximately $43 million, which included an earn-out of $1.8 million, which was subject to customary post-closing adjustments. As of December 31, 2017, we revised our estimated earn-out payment to zero as we do not expect Savvy Homes to meet the required performance targets. The $1.8 million of income is included in selling, general and administrative expenses in the consolidated statements of operations. The assets acquired included substantially all of the real estate, land acquisition agreements and permits associated with the Savvy Homes business, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Savvy Homes, including the liabilities and obligations relating to the acquired contracts, but excluding other liabilities including home warranty obligations relating to homes closed by Savvy Homes prior to the acquisition. Savvy Homes acquires raw and developed land, develops raw land and constructs single-family homes in the Raleigh, North Carolina area and enhances our position in a key growth market. The results of operations of Savvy Homes are included in our consolidated financial statements from the acquisition date of April 3, 2017. During the year ended December 31, 2017, Savvy Homes’ revenue and net loss included in our 2017 consolidated financial statements were $53.2 million and $4.0 million, respectively. The $4.0 million net loss does not include income of $1.8 million from the reversal of the earn-out liability, which is included in our corporate general and administrative expenses.

The following table summarizes the calculation of the fair value of the total consideration transferred to Savvy Homes and its allocation to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair value of consideration transferred:
Cash paid for Savvy Homes net assets	$41,150
Contingent consideration (earn-out)	1,818
Total consideration transferred	$42,968

Assets acquired and liabilities assumed:
Assets
Receivables and other assets	$159
Land and other inventories	39,311
Property and equipment	168
Trade name	407
Goodwill	11,005
Total assets acquired	51,050

Liabilities
Accounts payable	7,692
Accrued and other liabilities	390
Total liabilities assumed	8,082
Total net assets acquired	$42,968

The $0.4 million of acquired intangible assets relates to trade names that are being amortized over 2.75 years. Amortization expense for these assets was $0.1 million for the year ended December 31, 2017 and is included in selling, general and administrative expenses in the consolidated statements of operations.

Transaction and integration costs directly related to the Savvy Homes acquisition, including legal and accounting fees, were $1.0 million year ended December 31, 2017 and are included in selling, general and administrative expenses in the consolidated statements of operations. Such costs were expensed as incurred in accordance with ASC 805.

The following represents the unaudited pro forma operating results as if Savvy Homes had been included in our consolidated statements of operations and as of the beginning of the fiscal year presented (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Revenue	$860,723	$850,937
Net income (loss)	(21,722)	150,195
Basic earnings (loss) per share	(0.97)	6.72
Diluted earnings (loss) per share	(0.97)	5.78

The supplemental pro forma operating results have been determined after adjusting the operating results of Savvy Homes to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2016. These results may not be indicative of future operating results.

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra Builders”) for approximately $99.8 million. The earn-out was $5.7 million, which has been paid as of December 31, 2017. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra Builder’s indemnification and other potential obligations under the purchase agreement, which has been fully paid as of December 31, 2017. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhanced our position in a key growth market. The results of Bonterra Builders’ operations are included in our consolidated financial statements from the acquisition date of July 1, 2015.

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

The following table summarizes the calculation of the fair value of the total consideration transferred to Bonterra Builders and the amounts of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair value of consideration transferred:
Cash paid for Bonterra Builders net assets	$40,818
Contingent consideration (earn-out)	6,000
Debt repaid at closing	52,941
Total consideration transferred	$99,759

Assets acquired and liabilities assumed:
Assets
Receivables and other assets	$574
Land and other inventories	91,632
Property and equipment	14
Trade name	1,400
Non-compete intangible asset	600
Goodwill	13,223
Total assets acquired	107,443

Liabilities
Accounts payable	5,071
Accrued and other liabilities	763
Customer deposits	1,850
Total liabilities assumed	7,684
Total net assets acquired	$99,759

The $2.0 million of acquired intangible assets relates to trade names and non-compete agreements that are being amortized over five years and three years, respectively. Amortization expense for these assets totaled $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in the consolidated statements of operations within selling, general and administrative expenses.

During the year ended December 31, 2015, goodwill decreased by $1.7 million due to a post-closing purchase price adjustment and a revision of the valuation of the earn-out, as we finalized our acquisition accounting.

Transaction and integration costs directly related to the Bonterra Builders acquisition, including legal and accounting fees, totaled $0.9 million for the year ended December 31, 2015, the majority of which are included in the consolidated statements of operations within selling, general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.

The following represents the unaudited pro forma operating results as if Bonterra Builders had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal year presented (in thousands):

Year Ended December 31,
2015
Revenue	$588,533
Net income	17,158

The supplemental pro forma operating results have been determined after adjusting the operating results of Bonterra Builders to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2015. These results may not be indicative of future operating results.

The amount of revenue and net income of Bonterra Builders included in the consolidated statements of operations for 2017 is $168.8 million and $7.2 million, respectively. The amount of revenue and net income of Bonterra Builders included in the consolidated statements of operations for 2016 is $177.6 million and $7.9 million, respectively.

Note 3 - Land and Other Inventories

As of December 31, 2017 and 2016, land and other inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Land held for future development	$29,312	$29,089
Land developed and in process of development	351,798	349,891
Homes completed or under construction	222,741	205,428
Total	$603,851	$584,408

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

The following table represents interest incurred, interest capitalized, and interest expense for December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Interest incurred	$32,490	$26,145	$28,207
Interest capitalized	(21,872)	(22,478)	(19,168)
Interest expense	$10,618	$3,667	$9,039

Note 4 - Property and Equipment, net

As of December 31, 2017 and 2016, property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Land improvements	$24,420	$23,820
Building	38,821	38,367
Equipment	5,877	5,185
Motor vehicles	521	521
Furniture and fixtures	4,016	4,033
Capitalized software	2,291	2,099
Gross property and equipment	75,946	74,025
Less: accumulated depreciation	(43,282)	(40,345)
Property and equipment, net	$32,664	$33,680

As of December 31, 2017, we had $2.1 million of equipment with $1.7 million of accumulated depreciation that were financed with capital leases. The amortization of these assets is recorded as depreciation expense and is included within selling, general and administrative expenses on our consolidated statements of operations.

Note 5 - Investments in Unconsolidated Entities

We participate in entities with less than 100% equity interests. One entity in which we have a 58% equity interest, was formed for the purpose of acquiring and developing land in our Encore active adult community in Arizona while the other is a mortgage joint venture in which we have a 50% equity interest,  was formed in the fourth quarter of 2017 to serve as a preferred lender for homebuyers in our markets along with other related services.

We determine the method for accounting for our investment at inception or upon a reconsideration event. We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. Earnings from investments in unconsolidated entities is included within interest income and other in our consolidated statement of operations. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling less than $0.3 million, less than $0.1 million and $2.9 million to our unconsolidated entities during the years ended December 31, 2017, 2016 and 2015, respectively. The balance of our investments in unconsolidated entities was $0.3 million and $1.2 million as of December 31, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other assets in our consolidated balance sheets.

Note 6 - Senior Debt

As of December 31, 2017 and 2016, senior debt, net consisted of the following (in thousands):

	December 31,
	2017	2016
6.625% Senior Notes due 2022	$400,000	$—
6.00% Senior Convertible Notes due 2020	80,000	80,000
8.50% Senior Notes due 2019	—	200,000
Senior Unsecured Credit Facility	—	—
Senior Secured Credit Facility	—	—
Total senior debt	480,000	280,000
Deferred debt issuance costs	(7,853)	(4,285)
Debt discount	(39)	(55)
Total senior debt, net	$472,108	$275,660

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

We have assessed the 6.625% Notes and concluded that the impact of any embedded derivative features are not material as of December 31, 2017.

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

8.50% Senior Notes due 2019

On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes were scheduled to mature on July 1, 2019, unless earlier converted, redeemed or repurchased. Interest on the 8.50% Notes was 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015. The 8.50% Notes were redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to but excluding the date of redemption.

Certain of our subsidiaries were guarantors of the 8.50% Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations, and our subsidiaries, other than the subsidiary guarantors, are minor.

On May 18, 2017, in conjunction with the completion of our private offering of $400.0 million of the 6.625% Notes, we repurchased $45.5 million aggregate principal amount of the 8.50% Notes representing approximately 23% of the total principal amount outstanding. Holders of the tendered notes received the total consideration of $1,038.87 per $1,000 principal amount of 8.50% Notes tendered, which includes an early tender payment of $6.99 per $1,000 principal amount of 8.50% Notes tendered. In addition, holders of the tendered notes received accrued and unpaid interest up to, but not including, May 18, 2017. Effective July 1, 2017, we redeemed the remaining $154.5 million principal of our 8.50% Notes. During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $9.8 million, which includes a redemption premium of $4.9 million and the write-off of unamortized debt issuance costs.

Senior Unsecured Credit Facility

On May 18, 2017, we entered into an unsecured revolving credit agreement (the “Senior Unsecured Credit Facility”) with each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent. As of June 30, 2017, the Senior Unsecured Credit Facility had replaced the previously outstanding Senior Secured Credit Facility.

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

The Senior Unsecured Credit Facility is guaranteed by certain of our subsidiaries, and we have the option to add or remove guarantors from time to time, subject to certain limitations.

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

We were in compliance with all financial covenants as of December 31, 2017.

Maturities of senior notes as of December 31, 2017 are as follows (in thousands):

Total
2018	$—
2019	—
2020	80,000
2021	—
2022	400,000
Thereafter	—
Total	$480,000

Note 7 - Lease Commitments

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2025. Rental expense was $1.1 million,  $1.2 million and $0.9 million in 2017, 2016 and 2015, respectively. The following table reflects lease commitments as of December 31, 2017 (in thousands):

	Payments Due By Period
	2018	2019	2020	2021	2022	Thereafter	Total
Noncancelable operating leases	$1,456	$1,483	$1,195	$889	$689	$1,459	$7,171
Capital lease obligations	151	44	—	—	—	—	195
Leased model homes	156	—	—	—	—	—	156
Total	$1,763	$1,527	$1,195	$889	$689	$1,459	$7,522

Note 8 - Accrued and Other Liabilities

As of December 31, 2017 and 2016, accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued interest	$5,786	$10,900
Accrued compensation	7,307	6,865
Warranty reserve	4,916	4,033
Infrastructure obligations	6,075	5,979
Contingent consideration	—	2,400
Other	5,109	4,121
Total	$29,193	$34,298

Note 9 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability as necessary to reflect changes in the estimated completion costs. During the years ended December 31, 2017, 2016 and 2015, cash expenditures associated with these obligations were each $0.5 million. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $31.6 million and $32.1 million as of December 31, 2017 and 2016, respectively.

Note 10 - Share-Based Payments and Other Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (“Incentive Plan”) and the 2015 Incentive Compensation Plan, as amended and restated (the “2015 Plan”) provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan or the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of December 31, 2017, there were an aggregate of 1.5 million shares available for grant under the 2015 Plan and 0.3 million shares reserved for future issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of December 31, 2017, an aggregate of 0.5 million shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

During 2017, we granted 75,718 service-based restricted stock units, which vest ratably over four years, and 82,349 shares of performance-based restricted stock units, which will vest, if at all, upon the attainment of certain performance conditions in future periods. We also granted 95,674 stock options, which vest ratably over four years. Additionally, we granted 25,926 restricted stock units to non-employee directors for service on our Board for the term beginning at the 2017 Annual Meeting of Stockholders, which will vest and be converted into an equivalent number of shares of common stock upon the earlier of the first anniversary of the date of the award and the date immediately preceding the date of AV Homes’ 2018 Annual Meeting of Stockholders, provided that the director is a member of the board of directors on such vesting date.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $2.4 million and $3.1 million, respectively.

As of December 31, 2017, there was $2.5 million of unrecognized compensation expense related to unvested restricted stock and restricted stock units. That expense is expected to be recognized over a weighted average period of 1.6 years.

As of December 31, 2017, there was $0.3 million of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted average period of 2.0 years.

Under ASC 718, Stock Compensation (“ASC 718”), the fair value of awards of restricted stock and units that do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. The fair value of restricted stock unit awards with a market condition is estimated on the grant date using a stock price simulation model using Geometric Brownian Motion to model future stock prices. The fair value of restricted stock awards that contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury bonds at the award grant date.

The significant weighted average assumptions used for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Dividend yield	—%	—%	—%
Volatility rate	33.7%	40.5%	38.0%
Risk-free interest rate	1.46%	0.91%	1.10%
Expected life (years)	2.92	2.91	2.95
Weighted average fair value of units granted	$19.19	$3.37	$5.95

The stock option activity for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	For the Years Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise Price	Stock	Exercise Price	Stock	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Outstanding as of beginning of year	445,036	$17.05	545,036	$17.01	555,036	$17.00
Granted	95,674	17.74	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(100,000)	16.80	(10,000)	16.80
Outstanding as of end of year	540,710	$17.17	445,036	$17.05	545,036	$17.01
Exercisable as of end of year	468,958	$17.09	333,777	$17.05	272,518	$17.01

The weighted average remaining contractual life of stock options outstanding as of December 31, 2017 was 9.1 years.

The restricted stock and restricted stock units activity for the years ended December 31, 2017 and 2016 is summarized as follows:

	For the Years Ended December 31,
	2017					2016
	Performance-Based		Service-Based			Performance-Based		Service-Based
		Weighted			Weighted		Weighted			Weighted
	Number of	Average	Number of		Average	Number of	Average	Number of		Average
	Shares or	Grant Date	Shares or		Grant Date	Shares or	Grant Date	Shares or		Grant Date
	Units	Fair Value	Units	(1)	Fair Value	Units	Fair Value	Units	(1)	Fair Value
Outstanding as of beginning of year	305,543	$4.78	157,264		$11.75	235,746	$8.55	116,592		$15.57
Granted	82,349	18.32	101,644		17.31	198,174	3.37	154,176		10.43
Vested	(6,536)	15.80	(88,412)		13.56	(10,821)	15.80	(74,571)		13.26
Expired/forfeited/cancelled	(153,801)	5.64	(25,869)		12.45	(117,556)	7.38	(38,933)		11.95
Outstanding as of end of year	227,555	$11.16	144,627		$20.72	305,543	$4.78	157,264		$11.75

(1)

Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance. Additionally, the balances do not include the restricted stock units deferred under our director deferral program discussed below.

Under our director deferral program, non-management directors may elect to defer up to 100% of their annual retainer fees, committee fees and chairperson fees, for which the director is credited with a number of stock units based upon the closing price of our common stock on the due date of each payment. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. No stock units were distributed as shares to non-management directors during the years ended December 31, 2017, 2016 and 2015. The outstanding balance of restricted stock units under the deferral plan as of December 31, 2017, 2016 and 2015 was 76,611 and 60,955 and 50,376, respectively.

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

The components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$80	$542	$253
State	296	364	183
Total current	376	906	436

Deferred:
Federal	38,303	(93,383)	—
State	1,589	(17,044)	—
Total deferred	39,892	(110,427)	—
Total income tax expense (benefit)	$40,268	$(109,521)	$436

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward and credits	$32,829	$47,529
Impairment charges	28,926	48,311
Other inventory valuation adjustments	7,929	13,819
Other reserves and accruals	3,366	5,028
Land development reserves	3,180	5,270
Executive incentive compensation	1,875	2,352
Total deferred tax assets	78,105	122,309
Valuation allowance for deferred tax assets	—	—
Deferred tax assets, net of valuation allowance	78,105	122,309

Deferred tax liabilities:
Deferred gain	(3,495)	(6,246)
Goodwill	(1,524)	(1,013)
State taxes	(1,426)	(2,800)
Depreciation	(844)	(1,222)
Capitalized expenses	(451)	(771)
Total deferred tax liabilities	(7,740)	(12,052)
Deferred tax assets, net	$70,365	$110,257

As of December 31, 2017, our gross federal and state NOL carryforwards were $98.7 million and $259.0 million, respectively. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2032. State NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2028.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through June 30, 2016, we determined that the valuation allowance against all of our federal and state deferred tax assets was no longer required. Accordingly, by December 31, 2016 we reversed the entire valuation allowance.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations as income tax expense.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Income tax expense computed at statutory rate	$6,416	$13,155	$4,320
State income tax expense, net of federal benefit	506	1,201	1,452
Remeasurement of deferred tax assets (lower federal rate)	32,484	—	—
Change in valuation allowance on deferred tax assets	—	(124,525)	(5,336)
Change in state rate	395	688	—
Share-based compensation costs	470	—	—
Other	(3)	(40)	—
Income tax expense (benefit)	$40,268	$(109,521)	$436

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, which, among other items, reduces the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As required under ASC 740, we evaluated and accounted for the impact of the changes from the TCJA in the period when the law was enacted. As a result, we recorded a $32.5 million one-time revaluation adjustment to decrease our net deferred tax assets in the quarter ended December 31, 2017.  This adjustment was primarily due to the reduction in the federal corporate statutory tax rate. This amount has been recorded as a one-time increase to the provision for income taxes. Our assessment of the TCJA was based on information available at this time and results for the quarter ended December 31, 2017. Future periods may differ from the impact disclosed herein due to, among other things, changes in interpretations and assumptions made by us, guidance that may be issued and actions we may take as a result of the TCJA. The overall impact of the TCJA is also subject to the effect of other provisions of the TCJA.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2014 through 2016. Additionally, we are subject to various state income tax examinations for the 2013 through 2016 calendar tax years.

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

On April 26, 2017, we received notice of a Class Action Complaint filed in the Circuit Court for the 10th Judicial Circuit, Polk County, Florida, generally alleging that the collection of club membership fees in connection with the use and enjoyment of the club facilities located within the Solivita community is illegal in that it violates, among other laws, Florida’s Homeowners’ Association Act (“FLHOA”) and Florida’s Deceptive and Unfair Trade Practices Act (“FDUTPA”). It also generally alleges that certain other actions by us have violated FLHOA and FDUTPA. The complaint seeks relief in various forms including recovery for the prior payment of club membership fees and an injunction to prohibit the future collection of club membership fees. On June 9, 2017, we filed an amended motion to dismiss this matter, which was heard on June 13, 2017. On August 8, 2017, the judge issued an order denying in part and granting in part the motion to dismiss. Plaintiffs were provided leave to amend the FDUTPA claims and filed an amended complaint on September 15, 2017. We filed our amended answer on September 29, 2017 along with certain affirmative defenses. The amended answer also contains counterclaims against the plaintiffs for breach of contract and tortious interference with contractual relations, among other claims. On October 5, 2017, we also filed a motion for summary judgment, which was heard on December 8, 2017. On January 23, 2018, the court ruled, granting our motion for summary judgment in part and denying it in part. Importantly, the court ruled that our club operations in Solivita constitute commercial property under the FLHOA and that nothing in the FLHOA prevents a developer from owning club operations for profit, as is the case in this instance. As a result of the foregoing ruling, it is our continuing contention that every count of the plaintiffs’ class action lawsuit must ultimately fail as each is without merit and rely, directly or indirectly, on an interpretation of the FLHOA explicitly rejected by the court.

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2017 and 2016, we had outstanding surety bonds of approximately $36.1  million and $30.6 million, respectively. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Operating income:
Florida
Revenues:
Homebuilding	$363,477	$373,383	$300,260
Amenity and other	17,061	11,698	12,385
Land sales	3,349	3,116	6,466
Total revenues	383,887	388,197	319,111
Expenses:
Homebuilding cost of revenue	287,415	291,372	239,001
Homebuilding selling, general and administrative	40,478	46,113	38,500
Amenity and other	14,749	11,062	10,587
Land sales	579	770	823
Segment operating income	$40,666	$38,880	$30,200

Carolinas
Revenues:
Homebuilding	$306,068	$238,549	$114,277
Land sales	1,042	265	—
Total revenues	307,110	238,814	114,277
Expenses:
Homebuilding cost of revenue	266,642	205,348	95,232
Homebuilding selling, general and administrative	32,444	22,807	12,205
Land sales	1,026	289	—
Segment operating income	$6,998	$10,370	$6,840

Arizona
Revenues:
Homebuilding	$152,071	$152,109	$84,378
Land sales	185	185	—
Total revenues	152,256	152,294	84,378
Expenses:
Homebuilding cost of revenue	128,447	128,751	71,305
Homebuilding selling, general and administrative	15,198	14,994	11,981
Amenity and other	89	86	115
Land sales	180	171	—
Segment operating income	$8,342	$8,292	$977

Operating income	$56,006	$57,542	$38,017

Unallocated income (expenses):
Interest income and other	1,063	16	308
Corporate general and administrative expenses	(18,271)	(16,305)	(16,900)
Loss on extinguishment of debt	(9,848)	—	—
Interest expense	(10,618)	(3,667)	(9,039)
Income before income taxes	18,332	37,586	12,386
Income tax expense (benefit)	40,268	(109,521)	436
Net income (loss)	$(21,936)	$147,107	$11,950

	2017	2016
Segment assets:
Florida	$312,383	$317,398
Carolinas	238,941	178,333
Arizona	141,566	158,783
Unallocated assets	317,254	185,719
Total assets	$1,010,144	$840,233

•	Our businesses are conducted in the United States.
•	Identifiable assets by segment are those assets that are used in the operations of each segment.
•	No significant part of the business is dependent upon a single customer or group of customers.
•

The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2017 and 2016, respectively: net deferred tax assets of $70.4 million and $110.3 million; cash, cash equivalents and restricted cash of $241.0 million and $67.8 million; property and equipment of $0.8 million and $1.2 million; receivables of $0.2 million and $0.2 million; and prepaid expenses and other assets of $4.8 million and $5.1 million. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280, Segment Reporting.

•	There is no interest expense from the Florida, Carolinas and Arizona segments included in segment operating income during 2017, 2016 and 2015.
•

Included in segment operating income for 2017 is depreciation expense (including amortization of capital leases) of $2.2 million, $0.4 million, less than $0.1 million and $0.7 million from Florida, the Carolinas, Arizona and unallocated corporate general and administrative expenses, respectively. Included in segment operating income for 2016 is depreciation expense (including amortization of assets under capital leases) of $2.1 million, $0.1 million, $0.0 million and $0.7 million from Florida, the Carolinas, Arizona and unallocated corporate general and administrative expenses, respectively. Included in segment operating income for 2015 is depreciation expense of $2.4 million, $0.1 million, $0.0 million and $0.6 million from Florida, the Carolinas, Arizona and unallocated corporate general and administrative expenses, respectively.

•

During the years ended December 31, 2017 and 2016, there was $0.9 million and $0.8 million of impairment losses recognized, respectively. During 2015, there were no significant impairment losses recognized.

•	Goodwill of $6.1 million and $24.2 million has been assigned to the Florida and Carolinas segments, respectively.

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

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, the Senior Secured Credit Facility, and the Senior Unsecured Credit Facility approximate the fair value due to their short-term nature.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

The carrying amounts and fair values of our financial liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
6.625% Notes, net (1)	$392,909	$420,480	$—	$—
6.00% Notes, net (1)	79,199	90,240	78,878	84,984
8.50% Notes, net (1)	—	—	196,782	206,500
Contingent consideration (earn-out) (2)	—	—	2,400	2,400
(1)	The carrying amounts are net of unamortized deferred financing costs and certain debt discounts.
(2)

During the year ended December 31, 2017, we paid $2.4 million of earn-out and reduced the carrying amount of earn-out accrued during 2017 by $1.8 million to its estimated fair value, which is included in selling, general and administrative expenses on our consolidated statement of operations.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

Senior Notes

As of December 31, 2017 and 2016, the fair value of the 6.625% Notes, 6.00% Notes and 8.50% Notes are estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

Contingent Consideration (“earn-out”)

This was recognized as part of the purchase price paid for the Bonterra Builders acquisition in 2015 and the Savvy Homes acquisition in 2017. At inception, the fair values were determined through the use of valuation models that simulated earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the present values of the future payments. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate. These fall within Level 3 of the fair value hierarchy.

Note 15 - Unaudited Quarterly Information

Summarized quarterly financial data for 2017 and 2016 is as follows (dollars in thousands):

	2017 Quarter
	First	Second	Third	Fourth
Total revenues	$155,548	$201,194	$205,739	$280,772
Total expenses	151,380	199,725	208,088	265,728
Income (loss) before income taxes	4,168	1,469	(2,349)	15,044
Less: income tax expense (benefit)	1,729	822	(872)	38,589
Net income (loss)	$2,439	$647	$(1,477)	$(23,545)
Earnings (loss) per share: (1)
Basic	$0.11	$0.03	$(0.07)	$(1.05)
Diluted	$0.11	$0.03	$(0.07)	$(1.05)

	2016 Quarter
	First	Second	Third	Fourth
Total revenues	$124,090	$188,096	$205,427	$261,692
Total expenses	123,231	180,800	193,492	244,196
Income before income taxes	859	7,296	11,935	17,496
Less: income tax expense (benefit)	68	(110,065)	38	438
Net income	$791	$117,361	$11,897	$17,058
Earnings per share: (1)
Basic	$0.04	$5.24	$0.53	$0.77
Diluted	$0.04	$4.45	$0.49	$0.68

(1)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be consistent with the per share amounts for the year.

Note 16 - Subsequent Events

On January 8, 2018, we acquired substantially all of the assets and assumed certain liabilities of MMLC Texas Builders, LLC (“Oakdale-Hampton Homes”) for approximately $43.0 million, including a $3.0 million estimated earn-out, which remains subject to customary post-closing adjustments. The actual amount of the earn-out may be more or less than the $3.0 million target amount based on the performance of the Oakdale-Hampton Homes business through the end of 2019. A portion of the aggregate consideration equal to $0.6 million was placed in a third-party escrow account as security for Oakdale-Hampton Homes’ indemnification and other obligations under the purchase agreement. Oakdale-Hampton Homes acquires developed land and constructs single-family homes in the Dallas-Fort Worth, Texas area. Oakdale-Hampton Homes’ total revenues in 2017 were approximately $45.1 million. This acquisition marks our entry into a new key growth market.

As of the date of this report, the initial accounting for this business combination is incomplete because the valuation of assets and liabilities acquired is still in process; therefore, certain disclosures required by ASC 805 cannot be made at this time. These disclosures include the amount of acquisition-related costs, the fair value of acquired receivables, the amounts of major classes of assets and liabilities acquired, the amount of goodwill recognized, if any, including qualitative discussion of the factors that make up that goodwill, the total amount of goodwill deductible for tax purposes, the amount of goodwill reportable by segment, the fair value and description of contingent consideration, and the amount of revenue and earnings of Oakdale-Hampton Homes since the date of acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AV Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AV Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 23, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AV Homes, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of AV Homes, Inc. and subsidiaries for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of AV Homes, Inc. and subsidiaries’ operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this Annual Report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our management’s assessment of our internal control over financial reporting excluded the acquisition of Savvy Homes, LLC, which was acquired on April 3, 2017 and represents approximately 6% of consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2017.

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

(b) Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of AV Homes, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AV Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Savvy Homes, LLC, which was acquired on April 3, 2017 and whose financial statements constitute 6% of consolidated total assets and consolidated revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Savvy Homes, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 23, 2018

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

Senior Notes Indenture, dated May 18, 2017, among AV Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as Trustee, in respect of 6.625% Senior Notes due 2022 (filed as Exhibit 4.1 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

Exhibit Number	Reference	Description
4.6	*

Registration Rights Agreement, dated May 18, 2017, by and among AV Homes, Inc., the guarantors listed therein and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

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

10.8	*1

Form Amendment to Deferred Compensation Agreement for Non-Employee Director Fees (filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).

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

10.11	*1	Form of Employment Agreement for non-CEO executive officers (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.12	*1	Form of Amendment to Employment Agreement for Executive Officers (filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).
10.13	1	Form of Amendment to Executive Employment Agreement (filed herewith).
10.14	*1	Form of Restricted Share Award Agreement for executive officers (filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.15	*1	Form of Performance Share Award Agreement for executive officers (filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.16	*1

Form of Restricted Share Award Agreement for executive officers - 2015 Incentive Plan (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2015 (File No. 1-7395), and incorporated herein by reference).

10.17	*1

Form of Performance Share Award Agreement for executive officers - 2015 Incentive Plan (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015 (File No. 1-7395), and incorporated herein by reference).

Exhibit Number	Reference	Description
10.18	*1

Form of Restricted Stock Unit Award Agreement for executive officers – 2015 Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).

10.19	*1

Form of Performance Share Unit Award Agreement for executive officers – 2015 Incentive Plan (filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2016 (File No. 1-7395), and incorporated herein by reference).

10.20	*1

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

10.29	*

Omnibus Amendment to Credit Agreement and Guarantee and Collateral Agreement among AV Homes, Inc., the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., dated as of July 28, 2016 (filed as Exhibit 10.1 to Form 8-K filed July 28, 2016 (File No. 1-7395), and incorporated herein by reference).

10.30	*	Form of Note Purchase Agreement for 6.00% Senior Convertible Notes due 2020 (filed as Exhibit 10.1 to Form 8-K dated June 17, 2015 (File No. 1-7395), and incorporated herein by reference).
10.31	*

Credit Agreement, dated May 18, 2017, among AV Homes, Inc., the lenders thereto, JPMorgan Chase Bank, N.A., as an Issuing Lender and Administrative Agent, and Citbank, N.A., as Syndication Agent (filed as Exhibit 10.1 to Form 8-K dated May 18, 2017 (File No. 1-7395), and incorporated herein by reference).

12.1		Ratio of Earnings to Fixed Charges at December 31, 2017 (filed herewith).
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of Ernst & Young LLP (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Reference	Description
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1)	Management contract or compensatory plan or arrangement.

2)	Excludes exhibits and schedules, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Dated:	February 23, 2018	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 23, 2018	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	February 23, 2018	By:	/s/ Michael S. Burnett
Michael S. Burnett, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	February 23, 2018	By:	/s/ Joshua L. Nash
Joshua L. Nash, Director and Chairman of the Board

Dated:	February 23, 2018	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated:	February 23, 2018	By:	/s/ Matthew Coleman
Matthew Coleman, Director

Dated:	February 23, 2018	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated:	February 23, 2018	By:	/s/ Paul Hackwell
Paul Hackwell, Director

Dated:	February 23, 2018	By:	/s/ Jonathan M. Pertchik
Jonathan M. Pertchik, Director

Dated:	February 23, 2018	By:	/s/ Michael F. Profenius
Michael F. Profenius, Director

Dated:	February 23, 2018	By:	/s/ Aaron Ratner
Aaron Ratner, Director

Dated:	February 23, 2018	By:	/s/ Joel M. Simon
Joel M. Simon, Director