Form 10-Q
period 2018-03-31
AV Homes, Inc.
filed 2018-04-27
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

001-07395

Commission File Number

AV HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6730 N. Scottsdale Rd., Suite 150, Scottsdale, Arizona	85253
(Address of Principal Executive Offices)	(Zip Code )

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

As of April 20, 2018, there were 22,348,223 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amount)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Cash and cash equivalents	$175,187	$240,990
Restricted cash	1,329	1,165
Receivables	7,827	13,702
Land and other inventories	668,557	603,851
Property and equipment, net	37,786	32,664
Prepaid expenses and other assets	16,798	17,117
Deferred tax assets, net	71,116	70,365
Goodwill	38,903	30,290
Total assets	$1,017,503	$1,010,144

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$39,299	$35,810
Accrued and other liabilities	33,055	29,193
Customer deposits	12,609	9,507
Estimated development liability	31,446	31,556
Senior debt, net	472,597	472,108
Total liabilities	589,006	578,174

Stockholders’ Equity
Common stock, par value $1 per share	22,459	22,475
Additional paid-in capital	405,507	404,859
Retained earnings	3,550	7,655
	431,516	434,989
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	428,497	431,970
Total liabilities and stockholders’ equity	$1,017,503	$1,010,144

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Homebuilding	$145,145	$148,660
Amenity and other	4,818	4,637
Land sales	2,045	2,251
Total revenues	152,008	155,548

Expenses
Homebuilding cost of revenue	120,977	122,865
Amenity and other	5,244	4,330
Land sales	231	982
Total real estate expenses	126,452	128,177
Selling, general and administrative expenses	25,515	22,371
Interest income and other	(269)	(5)
Interest expense	3,391	837
Total expenses	155,089	151,380

Income (loss) before income taxes	(3,081)	4,168
Income tax expense (benefit)	(738)	1,729
Net income (loss)	$(2,343)	$2,439

Basic earnings (loss) per share	$(0.10)	$0.11
Basic weighted average shares outstanding	22,570	22,471

Diluted earnings (loss) per share	$(0.10)	$0.11
Diluted weighted average shares outstanding	22,570	22,718

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$(2,343)	$2,439
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,064	1,626
Amortization of share-based compensation	662	626
Impairment charges	653	149
Deferred income taxes, net	(738)	1,665
Other adjustments	95	366
Changes in operating assets and liabilities:
Receivables	5,875	4,590
Land and other inventories	(36,631)	(14,910)
Prepaid expenses and other assets	892	1,507
Accounts payable, estimated development liability, and accrued and other liabilities	3,977	(8,888)
Customer deposits	3,033	3,063
Net cash used in operating activities	(22,461)	(7,767)

Investing Activities
Investment in property and equipment	(925)	(736)
Business acquisitions	(42,199)	—
Investment in unconsolidated entities	—	(17)
Net cash used in investing activities	(43,124)	(753)

Financing Activities
Other financing activities	(54)	(362)
Net cash used in financing activities	(54)	(362)

Decrease in cash, cash equivalents and restricted cash	(65,639)	(8,882)
Cash, cash equivalents and restricted cash at beginning of year	242,155	69,023
Cash, cash equivalents and restricted cash at end of year	$176,516	$60,141

Supplemental cash flow information:
Interest paid, net of capitalized interest	$(2,727)	$5,532
Supplemental non-cash investing activity:
Accrual of contingent consideration as of the acquisition date	$2,418	$—

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of March 31, 2018 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes’ Annual Report on Form 10-K for the year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. We have no components of comprehensive income (loss); therefore, net income (loss) and comprehensive income (loss) are the same for the three months ended March 31, 2018 and 2017.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of March 31, 2018, our cash and cash equivalents were invested primarily in money market accounts. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.3 million and $1.2 million as of March 31, 2018 and December 31, 2017, respectively. Our restricted cash is comprised mainly of customer deposits held in a third-party escrow account and cash held to guarantee our performance to construct improvements in certain communities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows as of March 31, 2018 and 2017 (in thousands):

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$175,187	$58,595
Restricted cash	1,329	1,546
Total cash, cash equivalents and restricted cash	$176,516	$60,141

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

During the three months ended March 31, 2018 and 2017, our impairment assessments resulted in $0.7 million and $0.1 million of impairment charges, respectively, and are included in homebuilding cost of revenue in the consolidated statements of operations.

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

Property and equipment includes amenity assets such as club facilities on properties we own. The cost of amenity assets includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. During the three months ended March 31, 2018 and 2017, we did not identify indicators of impairment for our property and equipment.

Investments in Unconsolidated Entities

We participate in entities in which we own less than 100% of the equity interests. One entity in which we have a 58% equity interest was formed for the purpose of acquiring and developing land in our Encore active adult community in Arizona, while the other is a mortgage joint venture in which we have a 50% equity interest and was formed in the fourth quarter of 2017 to serve as a preferred lender for homebuyers in our markets, along with other related services.

We determine the method for accounting for our investments at inception or upon a reconsideration event. We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. Earnings from investments in unconsolidated entities is included within interest income and other in our consolidated statement of operations. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. The balance of our investments in unconsolidated entities was $0.2 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other assets in our consolidated balance sheets.

Goodwill

Goodwill arises from business combinations and represents the excess of the consideration transferred for an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three months ended March 31, 2018 and 2017.

Revenue Recognition

We recognize homebuilding, amenity and land sales revenues in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

Our homebuilding contracts require us to construct and deliver homes to our customers. The transaction price is stated in the final sales contract that is signed by the customer. Homebuilding revenue is recognized at closing when payment is due and when title to and possession of the property are transferred to the homebuyer.

We own and operate certain amenities pursuant to recorded mandatory club plans, which require us to provide members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from our members, which are billed on a monthly basis. Our performance obligation is to make available the club amenities on an ongoing basis. Accordingly, we recognize revenue over the period for which dues have been paid. Revenue from our golf club operations is also included in amenity revenue and is recognized as the service is provided.

Our contracts for sales of land involve the selling of real property. The transaction price is stated in the final sales contract that is signed by the customer. Land sales revenue is recognized at closing when payment is due and when title to and possession of the real property are transferred to the buyer.

We report our revenue from contracts with customers by type of good or service and by geographical regions, as we believe this achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See the accompanying consolidated statement of operations, and segment operating statement in Note 7, Segment Information, for our disaggregated revenue disclosures.

We have contract assets that consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include earnest money deposits collected from home or land buyers pursuant to our written sales contracts. These deposits remain classified as liabilities and are recognized as revenue at the time of closing when full payment is received. If a contract is cancelled by a customer and the related deposit is non-refundable, the deposit is recognized as homebuilding or land sales revenue. See the accompanying consolidated balance sheets for our customer deposits balances as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, we recognized $4.2 million of homebuilding revenue that was included in our customer deposit liability balance as of December 31, 2017. See Warranty Costs within Note 1, Summary of Significant Accounting Policies, for information on warranties and related obligations.

A number of practical expedients are available in the application of the recognition and measurement principles with ASC 606. We have elected to apply the portfolio approach to our homebuilding and amenity contracts rather than evaluating individual contracts since the characteristics of each type of contract are similar. We reasonably expect that this election will not be materially different from the impact of applying ASC 606 on an individual contract basis. In addition, since our homebuilding and land sale contracts are typically completed in less than a year, we have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when we expect to recognize this revenue. For amenity contracts, we have elected to use the invoice practical expedient since we determined that we have a right to invoice an amount that corresponds directly with the value to the customer of our performance completed to date. See Recent Accounting Pronouncements within Note 1, Summary of Significant Accounting Policies, for further discussion.

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

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2018 and 2017, advertising costs were $0.9 million and $0.8 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

During the three months ended March 31, 2018 and 2017, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Accrued warranty reserve, beginning of period	$4,916	$4,033
Reserve provided	998	416
Payments	(1,291)	(959)
Accrued warranty reserve, end of period	$4,623	$3,490

Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was (23.9)% and 41.5%, respectively. Our effective tax rate is impacted by a number of factors, the most significant of which is the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. For the year ended December 31, 2017, our deferred tax assets were remeasured based on the corporate income tax rate change from 35% to 21%. Effective January 1, 2018, the lower federal rate of 21% and any other changes to tax laws affect the value of our deferred tax assets and the effective tax rate going forward. Our assessment of the TCJA was based on information available at the time of this report and results for the three months ended March 31, 2018. Future periods may differ from the impact disclosed herein due to, among other things, changes in interpretations and assumptions made by us, guidance that may be issued and actions we may take as a result of the TCJA. The overall impact of the TCJA is also subject to the effect of other provisions of the TCJA.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. As of March 31, 2018, we do not have a valuation allowance related to our deferred tax assets.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of March 31, 2018, we had no unrecognized tax benefits.

Any interest or penalties assessed have been immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations as income tax expense.

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

As of March 31, 2018, there were an aggregate of 1.2 million shares available for grant under the 2015 Plan and 0.7 million shares reserved for future issuance relating to stock options, performance share units, and restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of March 31, 2018, an aggregate of 0.4 million shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings (loss) per share for the three months ended March 31, 2018 did not assume the effect of employee stock options, restricted stock, restricted stock units or convertible notes because the effects were antidilutive. The computation of diluted earnings per share for the three months ended March 31, 2017 did not assume the effect of employee stock options or convertible notes because the effects were antidilutive.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Basic net income (loss)	$(2,343)	$2,439
Effect of dilutive securities	—	—
Diluted net income (loss)	$(2,343)	$2,439

Denominator:
Basic weighted average shares outstanding	22,570	22,471
Effect of dilutive securities	—	247
Diluted weighted average shares outstanding	22,570	22,718

Basic earnings (loss) per share	$(0.10)	$0.11
Diluted earnings (loss) per share	$(0.10)	$0.11

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 was effective for us for the fiscal year and interim periods beginning January 1, 2018 and applied prospectively. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 were effective for us for the fiscal year and interim periods beginning January 1, 2018 and were applied on a retrospective basis. The adoption of ASU 2016-15 and ASU 2016-18 resulted in changes in the presentation of certain items within the consolidated statements of cash flows but did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also affects certain industry-specific cost guidance. The FASB has also issued several updates to this standard. The standard was effective for us for annual and interim periods beginning January 1, 2018.

We have applied the provisions of ASU 2014-09 on a modified retrospective basis to contracts that were not completed as of January 1, 2018 and concluded that there was no material change to the amount or timing of our homebuilding, amenity and other, and land sales revenues. Our homebuilding revenue currently includes forfeited customer deposits, and did not change under the new standard. However, the standard impacted the timing of recognition for certain selling costs related to model homes and sales offices. Prior to the adoption of ASU 2014-09, for selling communities, these costs were capitalized as land and other inventories and expensed as homes in the communities were closed in accordance with ASC 970-340. Upon adoption of ASC 2014-09, these capitalized selling costs were recorded as property and equipment in the amount of $5.3 million, while the remaining costs that would have been expensed under the new guidance are reflected as a $1.8 million reduction of retained earnings on January 1, 2018.

Note 2 - Business Acquisitions

On January 8, 2018, we acquired substantially all of the assets and assumed certain liabilities of MMLC Texas Builders, LLC (“Oakdale-Hampton Homes”) for $44.6 million, including an earn-out, which remains subject to customary post-closing adjustments. A portion of the aggregate consideration equal to $0.6 million was placed in a third-party escrow account as security for Oakdale-Hampton Homes’ indemnification and other obligations under the purchase agreement. Oakdale-Hampton Homes acquires developed land and constructs single-family homes in the Dallas-Fort Worth, Texas area. This acquisition marks our entry into a new key growth market. The results of Oakdale-Hampton’s operations are included in our consolidated financial statements from the acquisition date of January 8, 2018.

The Oakdale-Hampton Homes acquisition was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). We recorded the acquired assets and liabilities at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeded the fair value of the net assets acquired in this transaction, such excess was assigned to goodwill.

The following table summarizes the calculation of the fair value of the total consideration transferred to Oakdale-Hampton Homes and its preliminary allocation to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair value of consideration transferred:
Cash paid for net assets	$42,199
Contingent consideration (earn-out)	2,418
Total consideration transferred	$44,617

Assets acquired and liabilities assumed:
Assets
Receivables and other assets	$495
Land and other inventories	35,053
Property and equipment	798
Trade name	560
Goodwill	8,613
Total assets acquired	45,519

Liabilities
Accounts payable	749
Accrued and other liabilities	84
Customer deposits	69
Total liabilities assumed	902
Total net assets acquired	$44,617

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

The $0.6 million of acquired intangible assets relates to trade names that are being amortized over 2.5 years. Amortization expense for these assets totaled $0.1 million for the three months ended March 31, 2018, which is included in selling, general and administrative expenses in the consolidated statements of operations.

We estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change between the preliminary allocation and the end of the purchase price allocation period.

Transaction and Integration Costs

Transaction and integration costs directly related to the Oakdale-Hampton Homes acquisition, including legal and accounting fees, were expensed as incurred in accordance with ASC 805.

Goodwill

As of the acquisition date, goodwill included the expected economic value attributable to Oakdale-Hampton Homes’ assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog.

Supplemental Pro Forma Information

The following represents pro forma operating results as if Oakdale-Hampton Homes had been included in our consolidated statements of operations as of the beginning of the fiscal year presented (in thousands, except per share data):

Three Months Ended
March 31, 2017
Revenue	$162,298
Net income	2,971
Basic earnings per share	0.13
Diluted earnings per share	0.13

The supplemental pro forma operating results have been determined after adjusting the operating results of Oakdale-Hampton Homes to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2017. These results may not be indicative of future operating results.

Note 3 - Land and Other Inventories

As of March 31, 2018 and December 31, 2017, land and other inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land held for future development	$29,668	$29,312
Land developed and in process of development	356,189	351,798
Homes completed or under construction	282,700	222,741
Total	$668,557	$603,851

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

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest incurred	$8,518	$6,205
Interest capitalized	(5,127)	(5,368)
Interest expense	$3,391	$837

Note 4  - Senior Debt

As of March 31, 2018 and December 31, 2017, senior debt, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
6.625% Senior Notes due 2022	$400,000	$400,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Unsecured Credit Facility	—	—
Total senior debt	480,000	480,000
Deferred debt issuance costs	(7,368)	(7,853)
Debt discount	(35)	(39)
Total senior debt, net	$472,597	$472,108

6.625% Senior Notes due 2022

On May 18, 2017, we completed a private offering of $400.0 million of our 6.625% Senior Notes due 2022 (the “6.625% Notes”). The proceeds of the 6.625% Notes were used to (i) fund the repurchase and redemption of the $200.0 million in aggregate principal amount of our outstanding 8.50% Senior Notes due 2019 and (ii) pay amounts outstanding under our senior secured credit facility, totaling $30.0 million. We intend to use the remaining proceeds for general corporate purposes, which may include the financing of acquisitions. The 6.625% Notes mature on May 15, 2022, unless earlier redeemed or repurchased. Interest on the 6.625% Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing November 15, 2017.

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

6.00% Senior Convertible Notes due 2020

On June 23, 2015, we completed a private offering of $80.0 million aggregate principal amount of 6.00% Senior Convertible Notes due 2020 (the “6.00% Notes”). The proceeds of the 6.00% Notes were used to (i) repurchase 7.50% Senior Exchange Convertible Notes due 2016 and 7.50% Senior Convertible Notes due 2016 and (ii) pay approximately $1.5 million of accrued interest (in respect of the notes being exchanged or repurchased) and premium (in respect of the notes being repurchased). The 6.00% Notes will mature on July 1, 2020, unless earlier repurchased or converted. The 6.00% Notes are governed by the Indenture dated February 4, 2011 and the Third Supplemental Indenture dated June 23, 2015 between us and the trustee named therein. The 6.00% Notes bear regular cash interest on the principal amount of each note, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2016.

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

The Senior Unsecured Credit Facility includes a revolving credit facility in an aggregate principal amount of up to $155.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $250.0 million. The facility includes a letter of credit sub-facility in an amount equal to 50% of total commitments then in effect. The maximum amount available under the Senior Unsecured Credit Facility is limited to the lesser of (i) $155.0 million (subject to increase pursuant to the “accordion”) and (ii) an amount equal to the borrowing base minus our consolidated senior debt.  As of March 31, 2018, we had sufficient qualified assets in the borrowing base to cover borrowings of up to $155.0 million and had no borrowings outstanding.

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

We were in compliance with all financial covenants as of March 31, 2018.

Note 5 - Estimated Development Liability

The estimated development liability consists primarily of utility completion obligations in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated completion costs. Cash expenditures associated with these obligations were $0.1 million during each of the three months ended March 31, 2018 and 2017.  Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $31.4 million and $31.6 million as of March 31, 2018 and December 31, 2017, respectively.

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

On April 26, 2017, we received notice of a Class Action Complaint filed in the Circuit Court for the 10th Judicial Circuit, Polk County, Florida, generally alleging that the collection of club membership fees in connection with the use and enjoyment of the club facilities located within the Solivita community is illegal in that it violates, among other laws, Florida’s Homeowners’ Association Act (“FLHOA”) and Florida’s Deceptive and Unfair Trade Practices Act (“FDUTPA”). It also generally alleges that certain other actions by us have violated FLHOA and FDUTPA. The complaint seeks relief in various forms including recovery for the prior payment of club membership fees and an injunction to prohibit the future collection of club membership fees. On June 9, 2017, we filed an amended motion to dismiss this matter, which was heard on June 13, 2017.  On August 8, 2017, the judge issued an order denying in part and granting in part the motion to dismiss. Plaintiffs were provided leave to amend the FDUTPA claims and filed an amended complaint on September 15, 2017. We filed our amended answer on September 29, 2017 along with certain affirmative defenses. The amended answer also contains counterclaims against the plaintiffs for breach of contract and tortious interference with contractual relations, among other claims. On October 5, 2017, we also filed a motion for summary judgment, which was heard on December 8, 2017. On January 23, 2018, the court ruled, granting our motion for summary judgment in part and denying it in part. Importantly, the court ruled that our club operations in Solivita constitute commercial property under the FLHOA, that the club facilities are not common areas of the homeowners’ association and that nothing in the FLHOA prevents a developer from owning club operations for profit, as is the case in this instance. As a result of the foregoing ruling, it is our continuing contention that every count of the plaintiffs’ class action lawsuit must ultimately fail as each is without merit and rely, directly or indirectly, on an interpretation of the FLHOA rejected by the court. On April 6, 2018, the court heard arguments relative to the plaintiffs’ amended motion for class certification pursuant to which the plaintiffs seek to certify a class of “persons who currently own, or previously owned, a home in Solivita, who have paid, or have been obligated to pay, a Club Membership Fee under the Club Plan Declaration on or after April 26, 2013.” The court has yet to rule on the plaintiffs’ motion for class certification.

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2018, we had outstanding surety bonds of approximately $43.0 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Note 7 - Segment Information

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker to evaluate performance and make operating decisions. We have identified our chief operating decision maker as our Chief Executive Officer. Our reportable segments are as follows: Florida, the Carolinas, Arizona and Texas.

The following table summarizes our information for reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating income:
Florida
Revenues:
Homebuilding	$58,103	$70,487
Amenity and other	4,818	4,637
Land sales	2,045	1,469
Total revenues	64,966	76,593
Expenses:
Homebuilding cost of revenue	45,077	55,994
Homebuilding selling, general and administrative	9,102	9,298
Amenity and other	5,222	4,307
Land sales	231	196
Segment operating income	$5,334	$6,798

Carolinas
Revenues:
Homebuilding	$53,904	$46,845
Land sales	—	782
Total revenues	53,904	47,627
Expenses:
Homebuilding cost of revenue	48,163	40,133
Homebuilding selling, general and administrative	6,957	5,023
Land sales	—	786
Segment operating income (loss)	$(1,216)	$1,685

Arizona
Revenues:
Homebuilding	$25,246	$31,328
Total revenue	25,246	31,328
Expenses:
Homebuilding cost of revenue	21,134	26,738
Homebuilding selling, general and administrative	3,125	3,371
Amenity and other	22	23
Segment operating income	$965	$1,196

Texas
Revenues:
Homebuilding	$7,892	$—
Total revenue	7,892	—
Expenses:
Homebuilding cost of revenue	6,603	—
Homebuilding selling, general and administrative	1,587	—
Segment operating loss	$(298)	$—

Operating income	$4,785	$9,679

Unallocated income (expenses):
Interest income and other	269	5
Corporate general and administrative expenses	(4,744)	(4,679)
Interest expense	(3,391)	(837)
Income (loss) before income taxes	(3,081)	4,168
Income tax expense (benefit)	(738)	1,729
Net income (loss)	$(2,343)	$2,439

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

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable, and the Senior Unsecured Credit Facility approximate the fair values due to their short-term nature.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

The carrying amounts and fair values of our financial liabilities as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
6.625% Notes, net (1)	$393,318	$409,000	$392,909	$420,480
6.00% Notes, net (1)	79,279	93,800	79,199	90,240
Contingent consideration (earn-out)	2,418	2,418	—	—

(1)	The carrying amount of the debt instruments are net of unamortized debt issuance costs and certain debt discounts.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

Senior Notes

As of March 31, 2018 and December 31, 2017, the fair values of the 6.625% Notes and the 6.00% Notes are estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

Contingent Consideration (“earn-out”)

This was recognized as part of the purchase price paid for the Oakdale-Hampton Homes acquisition in 2018.  At inception, the fair value was determined through the use of valuation models that simulated earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the present values of the future payments. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.  These fall within Level 3 of the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are engaged in the business of homebuilding and community development in Florida, the Carolinas, Arizona and Texas. We also engage to a limited degree in other real estate activities, such as the operation of amenities and the sale of land for third-party development. We manage our business through four reportable segments: Florida, the Carolinas, Arizona and Texas.

For the three months ended March 31, 2018, we derived 43% of our revenues from Florida, 35% of our revenues from the Carolinas, 17% of our revenues from Arizona and 5% of our revenues from Texas.

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

As of March 31, 2018, our selling community count included 73 locations: 21 in Florida, 34 in the Carolinas,  seven in Arizona and 11 in Texas, with additional communities in the pipeline for each region. Our count of communities with closings as of March 31, 2018 included 64 locations: 18 in Florida, 33 in the Carolinas, seven in Arizona and six in Texas.

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

We continue to invest in new and existing markets to create a more diversified portfolio that mitigates cyclical impact over time. Through homebuilder acquisitions and purchases of new land and lot positions, we have expanded and continue to expand within our existing markets in Central Florida, Charlotte, Raleigh, Jacksonville, the greater Phoenix area, and the Dallas-Fort Worth area. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating income:
Florida
Revenues:
Homebuilding	$58,103	$70,487
Amenity and other	4,818	4,637
Land sales	2,045	1,469
Total revenues	64,966	76,593
Expenses:
Homebuilding cost of revenue	45,077	55,994
Homebuilding selling, general and administrative	9,102	9,298
Amenity and other	5,222	4,307
Land sales	231	196
Segment operating income	$5,334	$6,798

Carolinas
Revenues:
Homebuilding	$53,904	$46,845
Land sales	—	782
Total revenues	53,904	47,627
Expenses:
Homebuilding cost of revenue	48,163	40,133
Homebuilding selling, general and administrative	6,957	5,023
Land sales	—	786
Segment operating income (loss)	$(1,216)	$1,685

Arizona
Revenues:
Homebuilding	$25,246	$31,328
Total revenue	25,246	31,328
Expenses:
Homebuilding cost of revenue	21,134	26,738
Homebuilding selling, general and administrative	3,125	3,371
Amenity and other	22	23
Segment operating income	$965	$1,196

Texas
Revenues:
Homebuilding	$7,892	$—
Total revenue	7,892	—
Expenses:
Homebuilding cost of revenue	6,603	—
Homebuilding selling, general and administrative	1,587	—
Segment operating loss	$(298)	$—

Operating income	$4,785	$9,679

Unallocated income (expenses):
Interest income and other	269	5
Corporate general and administrative expenses	(4,744)	(4,679)
Interest expense	(3,391)	(837)
Income (loss) before income taxes	(3,081)	4,168
Income tax expense (benefit)	(738)	1,729
Net income (loss)	$(2,343)	$2,439

Data from closings for the Florida, Carolinas,  Arizona and Texas segments for the three months ended March 31, 2018 and 2017 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended March 31,	of Units	Revenues	Per Unit
2018
Florida	197	$58,103	$295
Carolinas	145	53,904	372
Arizona	70	25,246	361
Texas	26	7,892	304
Total	438	$145,145	331

2017
Florida	247	$70,487	$285
Carolinas	122	46,845	384
Arizona	93	31,328	337
Texas	—	—	—
Total	462	$148,660	322

Total revenue decreased by $3.5 million or 2.3% to $152.0 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Homebuilding revenue, which is revenue from home closings, decreased $3.5 million to $145.1 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to  declines in volume in Florida and Arizona, partially offset by volume increases in the Carolinas and Texas attributable to the Savvy Homes and Oakdale-Hampton Homes acquisitions, respectively. In the Florida segment, homebuilding revenue decreased $12.4 million or 17.6% for the three months ended March 31, 2018 compared to the same period in 2017 due to a decrease in the number of communities in which we had closings from 26 to 18, partially offset by a 3.5% increase in the average selling price of homes closed. In the Carolinas segment, homebuilding revenue increased by $7.1 million or 15.1% for the three months ended March 31, 2018 compared to the same period in 2017 due to an increase in the number of communities in which we had closings from 22 to 33, primarily as a result of the Savvy Homes acquisition. In the Arizona segment, homebuilding revenue decreased  $6.1 million or 19.4% for the three months ended March 31, 2018 compared to the same period in 2017 due to a decrease in the number of communities in which we had closings from nine to seven, partially offset by a 7.1% increase in the average selling price of homes closed. In the Texas segment, the Oakdale-Hampton Homes acquisition, which marked our entry into the Dallas-Fort Worth market, improved our homebuilding revenue by $7.9 million during the three months ended March 31, 2018.

Gross margin, which is homebuilding revenue less homebuilding cost of revenue, decreased by 70 basis points to 16.7% from 17.4% for the three months ended March 31, 2018 compared to the same period in 2017. Gross margin from the Florida segment improved by 180 basis points to 22.4% from 20.6% for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the mix of communities with closings and selective price increases. Gross margin from the Carolinas segment decreased by 360 basis points to 10.7% from 14.3% for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the closings in lower margin Savvy Homes communities and increased construction costs. Gross margin from the Arizona segment improved 160 basis points to 16.3% from 14.7% for the three months ended March 31, 2018 compared to the same period in 2017 due to selective price increases, especially in our active adult communities.  Gross margin from the Texas segment was 16.3% for the three months ended March 31, 2018 and included 400 basis points negative impact of the purchase accounting write-up of inventory in the Oakdale-Hampton Homes acquisition.  Capitalized interest included in cost of sales for the Florida, Carolinas, Arizona and Texas segments was $1.3 million, $1.5 million,  $0.9 million and $0.1 million, respectively, for the three months ended March 31, 2018 and was $1.9 million, $1.4 million and $1.2 million for the Florida, Carolinas and Arizona segments, respectively, for the same period in 2017.

Total selling, general and administrative expenses as a percentage of homebuilding revenue increased to 17.6% for the three months ended March 31, 2018 from 15.0% for the same period in 2017. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue (“Homebuilding SG&A to Revenue Ratio”) increased to 14.3% for the three months ended March 31, 2018 from 11.9% for the same period in 2017.  The Homebuilding SG&A to Revenue Ratio for the Florida segment increased to 15.7% for the three months ended March 31, 2018 compared to 13.2% for the same period in 2017, primarily due to fewer communities with closings resulting in lower revenue over a fixed cost base.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment increased to 12.9% for the three months ended March 31, 2018 compared to 10.7% for the three months ended March 31, 2017, primarily due to transition costs as we integrate Savvy Homes.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment increased to 12.4% for the three months ended March 31, 2018 from 10.8% for the three months ended March 31, 2017, primarily due to fewer communities with closings resulting in lower revenue over a fixed cost base. The Homebuilding SG&A to Revenue Ratio for the Texas segment was 20.1% for the three months ended March 31, 2018.

Corporate general and administrative expenses remained flat at  $4.7 million for the three months ended March 31, 2018 compared to the same period in 2017. As a percentage of homebuilding revenue, corporate general and administrative expenses increased to 3.3% for the three months ended March 31, 2018 compared to 3.1% for the same period in 2017.

Interest expense increased by $2.6 million to $3.4 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in interest expense is a result of the $200.0 million increase in debt compared to the prior year, partially offset by a 175 basis point reduction in our weighted average interest rate.

Income (loss) before income taxes for the three months ended March 31, 2018 was $(3.1)  million compared to $4.2 million for the three months ended March 31, 2017. The decrease was primarily due to (i) the $3.4 million of interest expense during the three months ended March 31, 2018 compared to $0.8 million for the same period in 2017 due to the issuance of the 6.625% Notes in May 2017, (ii) the $3.1 million increase in selling, general and administrative expenses compared to the same period in 2017, mainly due to additional fixed overhead costs in 2018 related to the Savvy Homes and Oakdale-Hampton Homes acquisitions, and (iii) a $0.9 million non-recurring increase in amenity and other expenses compared to the same period in 2017.

Income tax expense (benefit) for the three months ended March 31, 2018 and 2017 was $(0.7) million and $1.7 million, respectively.

Net income (loss) for the three months ended March 31, 2018 was $(2.3) million or $(0.10) per diluted share compared to $2.4 million or $0.11 per diluted share for the three months ended March 31, 2017.

Data from contracts signed for the Florida, Carolinas, Arizona and Texas segments for the three months ended March 31, 2018 and 2017 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended March 31,	Signed	Cancellations	Cancellations	Value	Unit
2018
Florida	355	(31)	324	$92,718	$286
Carolinas	266	(34)	232	89,851	387
Arizona	169	(22)	147	47,712	325
Texas	59	(31)	28	11,747	420
Total	849	(118)	731	$242,028	331

2017
Florida	402	(39)	363	$105,046	$289
Carolinas	205	(20)	185	70,315	380
Arizona	141	(25)	116	39,425	340
Texas	—	—	—	—	—
Total	748	(84)	664	$214,786	323

The total number of net housing contracts signed during the three months ended March 31, 2018 compared to the same period in 2017 increased by 67 units or 10.1%. The dollar value of housing contracts signed increased by $27.2 million or 12.7% over the same period. The increase in units was driven by the Carolinas, Arizona and Texas segments, partially offset by a decrease in the Florida segment. The number of net housing contracts signed for the Florida segment during the three months ended March 31, 2018 decreased by 39 units or 10.7%, while the dollar value of housing contracts signed decreased by $12.3 million or 11.7%, due to the decrease in selling communities from 24 to 21. The number of net housing contracts signed for the Carolinas segment during the three months ended March 31, 2018 increased by 47 units or 25.4%, primarily as a result of the Savvy Homes acquisition, while the dollar value of housing contracts signed increased by $19.5 million or 27.8%. The number of net housing contracts signed for the Arizona segment during the three months ended March 31, 2018 increased by 31 units or 26.7%, while the dollar value of housing contracts signed increased by $8.3 million or 21.0%, driven mainly by the launch of a new community and more attractive pricing options in certain primary residential communities in 2018.  The number of net housing contracts signed for the Texas segment during the three months ended March 31, 2018 was 28 or $11.7 million, due to the Oakdale-Hampton Homes acquisition in January 2018.

The cancellation rate during the three months ended March 31, 2018 increased to 13.9% from 11.2% compared to the same period in 2017. The cancellation rate in the Florida segment improved to 8.7% from 9.7% over the same period due to certain closed out communities that had higher cancellation rates in the prior period. The cancellation rate in the Carolinas segment during three months ended March 31, 2018 increased to 12.8% from 9.8% during the three months ended March 31, 2017, attributable to newer communities focused on first-time home buyers who tend to have higher cancellation rates. The cancellation rate in the Arizona segment during the three months ended March 31, 2018 improved to 13.0% from 17.7% compared to the same period in 2017, primarily due to a reduction in home buyer financing issues compared to a year ago. The cancellation rate in the Texas segment during the three months ended March 31, 2018 was 52.5%, due to a high number of foreign buyers and first-time home buyers who tend to have higher cancellation rates, and also includes eight lot transfers.

Backlog for the Florida, Carolinas, Arizona and Texas segments as of March 31, 2018 and 2017 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of March 31,	of Units	Volume	Per Unit
2018
Florida	499	$146,872	$294
Carolinas	289	110,655	383
Arizona	227	74,701	329
Texas	49	18,675	381
Total	1,064	$350,903	330

2017
Florida	458	$135,832	$297
Carolinas	255	103,761	407
Arizona	192	65,549	341
Texas	—	—	—
Total	905	$305,142	337

The backlog of housing contracts as of March 31, 2018 compared to March 31, 2017 increased by 159 units or 17.6%, and the dollar value of backlog increased by $45.8 million or 15.0% over the same period. The backlog of housing contracts in the Florida segment as of March 31, 2018 compared to March 31, 2017 increased by 41 units or 9.0%, and the dollar value increased by $11.0 million or 8.1% over the same period, driven by improved demand at some of our newer communities. The backlog of housing contracts in the Carolinas segment as of March 31, 2018 compared to March 31, 2017 increased by 34 units or 13.3%, and the dollar value increased by $6.9 million or 6.6% over the same period, primarily as a result of the Savvy Homes acquisition. The backlog of housing contracts in the Arizona segment as of March 31, 2018 compared to March 31, 2017 increased by 35 units or 18.2%, and the dollar value increased by $9.2 million or 14.0% over the same period, driven by improved demand in newer communities, which is more than offsetting decreases in communities that closed out in 2017. The backlog of housing contracts in the Texas segment as of March 31, 2018 was 49 units or $18.7 million due to the Oakdale-Hampton Homes acquisition in January 2018.

As of March 31, 2018, our inventory of unsold (speculative) homes, both completed and under construction, was 479 units, as compared to 368 units as of March 31, 2017. As of March 31, 2018, approximately 34% of unsold homes were completed compared to approximately 30% as of March 31, 2017. The increase in speculative homes is mainly due to the Savvy Homes and Oakdale-Hampton Homes acquisitions.

The following is a breakdown of our owned or controlled land holdings as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	755	332	6,179	7,266	794	332	6,179	7,305
Primary residential	1,123	854	1,701	3,678	1,269	912	1,336	3,517
	1,878	1,186	7,880	10,944	2,063	1,244	7,515	10,822
Carolinas
Active adult	198	155	165	518	219	—	234	453
Primary residential	1,806	487	29	2,322	1,750	520	30	2,300
	2,004	642	194	2,840	1,969	520	264	2,753
Arizona
Active adult	542	561	452	1,555	584	561	452	1,597
Primary residential	337	—	588	925	295	70	545	910
	879	561	1,040	2,480	879	631	997	2,507
Texas
Active adult	—	—	—	—	—	—	—	—
Primary residential	1,166	—	—	1,166	—	—	—	—
	1,166	—	—	1,166	—	—	—	—

Total principal communities	5,927	2,389	9,114	17,430	4,911	2,395	8,776	16,082

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land and approximately 5,000 acres of unplatted scattered mixed-use land, primarily in Florida. We also have 707 platted scattered lots, primarily in Arizona.

Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was (23.9)% and 41.5%, respectively. Our effective tax rate is impacted by a number of factors, the most significant of which is the enactment of the TCJA on December 22, 2017. For the year ended December 31, 2017, our deferred tax assets were remeasured based on the corporate income tax rate change from 35% to 21%. Effective January 1, 2018, the lower federal rate of 21% and other changes to tax laws affect the value of our deferred tax assets and the effective tax rate going forward.

Certain states enacted changes to tax rates that impacted the value of our deferred tax assets in 2017. The estimated impact of such changes was recorded to income tax expense during the period of change.

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

Cash Flows

As of March 31, 2018, our cash, cash equivalents and restricted cash totaled $176.5 million compared to $242.2 million as of December 31, 2017. As of March 31, 2018 and December 31, 2017, total consolidated indebtedness was $480.0 million. The decrease in cash and cash equivalents as of March 31, 2018 is primarily due to the acquisition of Oakdale-Hampton Homes and the increase in homes completed or under construction.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2018, net cash used in operating activities was $22.5 million. The operating cash outflow was primarily due to the $36.6 million increase in land and other inventories as we further developed and completed our land and lots for delivery. These outflows were partially offset by (i) the $5.9 million decrease in receivables, mainly due to the decrease in amounts due from title companies for home closings; (ii) the $4.0 million increase in accrued and other liabilities, primarily as a result of the change in the timing of our interest payments as we replaced the 8.50% Senior Notes due 2019 with the 6.625% Notes; and (iii) the $3.0 million increase in customer deposits as consistent with the increase in our net housing contracts signed compared to a year ago. Net cash used in investing activities was $43.1 million mainly due to the acquisition of Oakdale-Hampton Homes. Net cash used in financing activities was $0.1 million.

For the three months ended March 31, 2017, net cash used in operating activities was $7.8 million. The operating cash outflow was primarily due to (i) the $14.9 million increase in land and other inventories as we further developed and completed our land and lots for delivery commensurate with the increase in our home closings; and (ii) the $8.9 million decrease in accrued and other liabilities, primarily as a result of our semi-annual interest payment on our senior notes. These outflows were partially offset by our net income, a $4.6 million decrease in receivables, a $3.1 million decrease in customer deposits, and a $1.7 million decrease in our net deferred tax assets. Net cash used in investing activities was $0.8 million, primarily due to the purchase of property and equipment for model center furniture and fixtures in our Florida segment. Net cash used in financing activities was $0.4 million, primarily due to the payment of withholding taxes on share-based awards.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Unsecured Credit Facility will provide sufficient liquidity to fund our business for the next twelve months.

Off Balance Sheet Arrangements

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2018, we had outstanding surety bonds of approximately $43.0 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes’ critical accounting policies during the three months ended March 31, 2018.  However, we updated our revenue recognition policy to reflect the adoption of ASC 606, which we deemed not material to our consolidated financial statements upon adoption. For additional information regarding AV Homes’ critical accounting policies, refer to Item 7, Management’s Discussion and Analysis, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Special Notes Concerning Forward-Looking Statements

Certain statements discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; increases in interest rates and availability of mortgage financing; elimination or reduction of tax benefits associated with home ownership; the prices and supply of building materials; the availability and skill of subcontractors; our ability to successfully integrate acquired businesses; effect of our expansion efforts on our cash flows and profitability; competition for home buyers, properties, financing, raw materials and skilled labor; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our current level of indebtedness and potential need for additional financing; our ability to purchase outstanding notes upon certain fundamental changes; our ability to obtain letters of credit and surety bonds; cancellations of home sale orders; the geographic concentration of our operations; inflation affecting homebuilding costs or deflation affecting declines in spending and borrowing levels; warranty and construction defect claims; health and safety incidents in homebuilding activities; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; overall market supply and demand for new homes; our ability to recover our costs in the event of reduced home sales; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; dependence on our senior management; effects of government regulation of development and homebuilding projects; development liabilities that may impose payment obligations on us; our ability to utilize our deferred income tax asset; impact of environmental changes and governmental actions in response to environmental changes; dependence on digital technologies and related cyber risks; future sales or dilution of our equity; impairment of intangible assets; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2017. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes’ market risk during the three months ended March 31, 2018. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Information related to pending legal proceedings is presented in Note 6, Commitments and Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

3.3	*	Amended and Restated By-Laws, dated March 31, 2014 (filed as Exhibit 3.2 to Form 8-K dated March 31, 2014 (File No. 1-7395), and incorporated herein by reference).
4.1	*

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

AV HOMES, INC.

Date:	April 27, 2018	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2018	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)