Form 10-Q
period 2018-06-30
AV Homes, Inc.
filed 2018-08-01
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

As of July 20, 2018, there were 22,361,511 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amount)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Cash and cash equivalents	$115,978	$240,990
Restricted cash	1,794	1,165
Receivables	4,366	13,702
Land and other inventories	731,552	603,851
Property and equipment, net	39,948	32,664
Prepaid expenses and other assets	21,693	17,117
Deferred tax assets, net	70,079	70,365
Goodwill	39,023	30,290
Total assets	$1,024,433	$1,010,144

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$40,542	$35,810
Accrued and other liabilities	33,418	29,193
Customer deposits	13,730	9,507
Estimated development liability	31,363	31,556
Senior debt, net	473,086	472,108
Total liabilities	592,139	578,174

Stockholders’ Equity
Common stock, par value $1 per share	22,472	22,475
Additional paid-in capital	406,292	404,859
Retained earnings	6,549	7,655
	435,313	434,989
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	432,294	431,970
Total liabilities and stockholders’ equity	$1,024,433	$1,010,144

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Homebuilding	$198,656	$196,884	$343,801	$345,544
Amenity and other	4,289	4,125	9,107	8,762
Land sales	615	185	2,660	2,436
Total revenues	203,560	201,194	355,568	356,742

Expenses
Homebuilding cost of revenue	164,055	162,600	285,032	285,465
Amenity and other	4,106	3,566	9,350	7,896
Land sales	207	180	438	1,162
Total real estate expenses	168,368	166,346	294,820	294,523
Selling, general and administrative expenses	28,718	27,014	54,233	49,385
Interest income and other	(581)	(253)	(850)	(258)
Interest expense	3,012	3,685	6,403	4,522
Loss on extinguishment of debt	—	2,933	—	2,933
Total expenses	199,517	199,725	354,606	351,105

Income before income taxes	4,043	1,469	962	5,637
Income tax expense	1,044	822	306	2,551
Net income	$2,999	$647	$656	$3,086

Basic earnings per share	$0.13	$0.03	$0.03	$0.14
Basic weighted average shares outstanding	22,584	22,487	22,577	22,479

Diluted earnings per share	$0.13	$0.03	$0.03	$0.14
Diluted weighted average shares outstanding	22,925	22,800	22,908	22,785

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$656	$3,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,261	3,585
Amortization of share-based compensation	1,460	1,529
Change in fair value of contingent consideration	(1,294)	—
Impairment charges	1,222	219
Loss on extinguishment of debt	—	2,933
Deferred income taxes, net	286	2,394
Other adjustments	143	366
Changes in operating assets and liabilities:
Receivables	9,336	1,327
Land and other inventories	(101,029)	(46,457)
Prepaid expenses and other assets	(4,227)	(4,022)
Accounts payable, estimated development liability, and accrued and other liabilities	6,807	(6,599)
Customer deposits	4,154	5,689
Net cash used in operating activities	(78,225)	(35,950)

Investing Activities
Investment in property and equipment	(3,685)	(1,256)
Business acquisitions	(42,423)	(41,053)
Other investing activities	—	(12)
Net cash used in investing activities	(46,108)	(42,321)

Financing Activities
Proceeds from issuance of debt	—	400,000
Gross proceeds from senior secured credit facility	—	30,000
Payments of senior secured credit facility	—	(30,000)
Debt issuance costs	—	(8,091)
Principal payments of senior debt	—	(47,248)
Contingent consideration and other financing activities	(50)	(2,782)
Net cash provided by (used in) financing activities	(50)	341,879

Increase (decrease) in cash, cash equivalents and restricted cash	(124,383)	263,608
Cash, cash equivalents and restricted cash at beginning of period	242,155	69,023
Cash, cash equivalents and restricted cash at end of period	$117,772	$332,631

Supplemental cash flow information:
Interest paid, net of capitalized interest	$5,017	$1,530
Income taxes paid	$190	$580
Supplemental non-cash investing activity:
Accrual of contingent consideration as of the acquisition date	$2,418	$1,818

See notes to consolidated financial statements (unaudited).

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of June 30, 2018 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes’ Annual Report on Form 10-K for the year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. We have no components of comprehensive income; therefore, net income and comprehensive income are the same for the three and six months ended June 30, 2018 and 2017.

Definitive Merger Agreement with Taylor Morrison Home Corporation

On June 7, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Taylor Morrison Home Corporation, a Delaware corporation (“Taylor Morrison”), Taylor Morrison Communities, Inc., a Delaware corporation and an indirect subsidiary of Taylor Morrison (the “Intermediate Parent”), and Thor Merger Sub, Inc., a Delaware corporation and an indirect subsidiary of Taylor Morrison (the “Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with AV Homes continuing as the surviving entity in the Merger as an indirect subsidiary of Taylor Morrison. As a result of the merger, we will cease to be a publicly traded company.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $1.00 per share, of AV Homes (the “Company Common Shares”) (excluding any shares (i) subject to vesting, repurchase or other lapse restriction granted under a Company equity plan that is outstanding immediately prior to the Effective Time; (ii) held by any stockholder who properly demands and perfects his, her or its appraisal rights with respect to such shares; or (iii) owned directly by the Company (or any wholly owned subsidiary of the Company, Taylor Morrison or Merger Sub immediately prior to the Effective Time)) will be converted into the right to receive and become exchangeable for (A) 0.9793 validly issued, fully paid and nonassessable shares of Class A common stock, $0.00001 par value per share, of Taylor Morrison (“Taylor Morrison Shares”), pursuant to applicable election procedures (subject to the pro ration as described below, the “Stock Election Consideration”); (B) $21.50 in cash, without any interest thereon, pursuant to applicable election procedures (subject to the pro ration as described below, the “Cash Election Consideration”); or (C) $12.64 in cash, without any interest thereon, and 0.4034 validly issued, fully paid and nonassessable Taylor Morrison Shares (the “Mixed Election Consideration” and, together with the Cash Election Consideration and the Stock Election Consideration, the “Merger Consideration”). The per share Cash Election Consideration and Stock Election Consideration are subject to adjustment pursuant to the terms of the Merger Agreement such that the aggregate Merger Consideration will consist of approximately 58.8% cash and approximately 41.2% Taylor Morrison Shares. No fractional Taylor Morrison Shares will be issued in the Merger, and the Company stockholders will receive cash in lieu of any fractional shares.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of any law or order prohibiting the Merger, (iii) the effectiveness of the registration statement on Form S-4 filed by Taylor Morrison and the approval for listing on the NYSE of the Taylor Morrison Shares to be issued pursuant to the Merger; (iv) the absence of a material adverse effect on AV Homes and (v) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. The Merger is not subject to approval by the stockholders of Taylor Morrison or to any financing condition and Taylor Morrison represents and warrants in the Merger Agreement that it will have at the Effective Time cash on hand and available borrowing capacity sufficient in the aggregate to fund all of its payment obligations under the Merger Agreement and in connection with the transactions contemplated under the Merger Agreement, including the Merger.

The Merger Agreement contains certain termination rights, including (i) in the event that the parties mutually agree to termination, (ii) for either of the Company or Taylor Morrison, if the Merger is not consummated on or before December 7, 2018, (iii) for either of the Company or Taylor Morrison, if any law or order permanently prohibits consummation of the Merger, (iv) for either of the Company or Taylor Morrison, if the requisite approval of the Company’s stockholders is not obtained, (v) for either of the Company or Taylor Morrison, if the other party is in breach of its respective representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions), (vi) for Taylor Morrison, if the Company’s board of directors changes its recommendation to the Company’s stockholders or (vii) for the Company, in order to enter into an agreement providing for a superior alternative transaction.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Taylor Morrison a termination fee equal to $18,472,000 in cash.

Concurrently with the execution and delivery of the Merger Agreement, on June 7, 2018, Taylor Morrison and TPG Aviator, LP (“TPG”) entered into a voting agreement (the “Voting Agreement”) to become effective immediately following approval from the Company’s board of directors of the Voting Agreement and the Merger Agreement. Pursuant to the terms of the Voting Agreement, TPG agreed, among other things, to vote all outstanding Company Common Shares currently held or thereafter acquired by TPG in favor of the adoption of the Merger Agreement and against any proposal by third parties to acquire the Company, and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement, including electing to receive solely Stock Election Consideration, in each case subject to the limitations set forth in the Voting Agreement.

The foregoing description of the Merger Agreement and Voting Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which have been filed as Exhibit 2.1 and Exhibit 99.1, respectively, to our Current Report on Form 8-K that was filed with the SEC on June 7, 2018.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of June 30, 2018, our cash and cash equivalents were invested primarily in money market accounts. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.8 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively. Our restricted cash is comprised mainly of customer deposits held in a third-party escrow account and cash held to guarantee our performance to construct improvements in certain communities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows as of June 30, 2018 and 2017 (in thousands):

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$115,978	$331,227
Restricted cash	1,794	1,404
Total cash, cash equivalents and restricted cash	$117,772	$332,631

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

During the three and six months ended June 30, 2018, our impairment assessments resulted in $0.6 million and $1.2 million of impairment charges, respectively, and are included in homebuilding cost of revenue in the consolidated statements of operations. During the three and six months ended June 30, 2017, our impairment assessments resulted in $0.1 million and $0.2 million, respectively.

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

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenity memberships. During the three and six months ended June 30, 2018 and 2017, we did not identify indicators of impairment for our property and equipment.

Investments in Unconsolidated Entities

We participate in entities in which we own less than 100% of the equity interests. One entity in which we have a 58% equity interest was formed for the purpose of acquiring and developing land in our Encore active adult community in Arizona, while the other is a mortgage joint venture in which we have a 50% equity interest that was formed in the fourth quarter of 2017 to serve as a preferred lender for homebuyers in our markets, along with other related services.

We determine the method for accounting for our investments at inception or upon a reconsideration event. We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. Earnings from investments in unconsolidated entities is included within interest income and other in our consolidated statements of operations. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. The balance of our investments in unconsolidated entities was $0.2 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other assets in our consolidated balance sheets.

Goodwill

Goodwill arises from business combinations and represents the excess of the consideration transferred for an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and six months ended June 30, 2018 and 2017.

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

We report our revenue from contracts with customers by type of good or service and by geographical regions, as we believe this achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See the accompanying consolidated statements of operations and segment operating statements in Note 7, Segment Information, for our disaggregated revenue disclosures.

We have contract assets that consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include earnest money deposits collected from home or land buyers pursuant to our written sales contracts. These deposits remain classified as liabilities and are recognized as revenue at the time of closing when full payment is received. If a contract is cancelled by a customer and the related deposit is non-refundable, the deposit is recognized as homebuilding or land sales revenue. See the accompanying consolidated balance sheets for our customer deposits balances as of June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018, we recognized $4.5 million and $8.7 million, respectively, of homebuilding revenue that was included in our customer deposit liability balance as of December 31, 2017. See Warranty Costs within this Note 1, Summary of Significant Accounting Policies, for information on warranties and related obligations.

A number of practical expedients are available in the application of the recognition and measurement principles with ASC 606. We have elected to apply the portfolio approach to our homebuilding and amenity contracts rather than evaluating individual contracts since the characteristics of each type of contract are similar. We reasonably expect that this election will not be materially different from the impact of applying ASC 606 on an individual contract basis. In addition, since our homebuilding and land sale contracts are typically completed in less than a year, we have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when we expect to recognize this revenue. For amenity contracts, we have elected to use the invoice practical expedient since we determined that we have a right to invoice an amount that corresponds directly with the value to the customer of our performance completed to date. See Recent Accounting Pronouncements within this Note 1, Summary of Significant Accounting Policies, for further discussion.

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

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June 30, 2018, advertising costs were $1.0 million and $2.0 million, respectively. During the three and six months ended June 30, 2017, advertising costs were $1.0 million and $1.9 million, respectively. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

During the three and six months ended June 30, 2018 and 2017, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Accrued warranty reserve, beginning of period	$4,623	$3,490	$4,916	$4,033
Reserve provided	1,363	1,393	2,360	1,809
Payments	(1,280)	(1,019)	(2,570)	(1,978)
Accrued warranty reserve, end of period	$4,706	$3,864	$4,706	$3,864

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 25.8% and 31.8%, respectively. Our effective tax rate for the three and six months ended June 30, 2017 was 55.9% and 45.3%, respectively. Our effective tax rate is impacted by a number of factors, the most significant of which is the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we remeasured the deferred tax assets as of December 31, 2017, based on the corporate income tax rate change from 35% to 21%.  As of June 30, 2018, we have not recorded any adjustments to these estimates. We expect our final accounting for the TCJA under SAB 118 to be completed in the third quarter of 2018 when the 2017 income tax returns are filed.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. As of June 30, 2018, we do not have a valuation allowance related to our deferred tax assets.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. As of June 30, 2018, we had no unrecognized tax benefits.

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

As of June 30, 2018, there were an aggregate of 1.2 million shares available for grant under the 2015 Plan and 0.7 million shares reserved for future issuance relating to stock options, performance share units, and restricted stock units previously awarded and currently outstanding under the 2015 Plan. Additionally, as of June 30, 2018, an aggregate of 0.4 million shares of our common stock were reserved for future issuance in connection with options and restricted stock units previously awarded under the Incentive Plan.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings per share for the three and six months ended June 30, 2018 did not assume the effect of convertible notes because the effects were antidilutive. The computation of diluted earnings per share for the three and six months ended June 30, 2017 did not assume the effect of employee stock options or convertible notes because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Basic net income	$2,999	$647	$656	$3,086
Effect of dilutive securities	—	—	—	—
Diluted net income	$2,999	$647	$656	$3,086

Denominator:
Basic weighted average shares outstanding	22,584	22,487	22,577	22,479
Effect of dilutive securities	341	313	331	306
Diluted weighted average shares outstanding	22,925	22,800	22,908	22,785

Basic earnings per share	$0.13	$0.03	$0.03	$0.14
Diluted earnings per share	$0.13	$0.03	$0.03	$0.14

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 was effective for us for the fiscal year and interim periods beginning January 1, 2018 and was applied prospectively. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 were effective for us for the fiscal year and interim periods beginning January 1, 2018 and were applied on a retrospective basis. The adoption of ASU 2016-15 and ASU 2016-18 resulted in changes in the presentation of certain items within the consolidated statements of cash flows, including the presentation of restricted cash, which decreased net cash used in operating activities by $0.2 million during the six months ended June 30, 2017. The adoption did not have a material impact on our consolidated financial statements.

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

We have applied the provisions of ASU 2014-09 on a modified retrospective basis to contracts that were not completed as of January 1, 2018 and concluded that there was no material change to the amount or timing of our homebuilding, amenity and other, and land sales revenues. Our homebuilding revenue currently includes forfeited customer deposits and did not change under the new standard. However, the standard impacted the timing of recognition for certain selling costs related to model homes and sales offices. Prior to the adoption of ASU 2014-09, for selling communities, these costs were capitalized as land and other inventories and expensed as homes in the communities were closed in accordance with ASC 970-340. Upon adoption of ASC 2014-09, these capitalized selling costs were recorded as property and equipment in the amount of $5.3 million, while the remaining costs that would have been expensed under the new guidance are reflected as a $1.8 million reduction of retained earnings on January 1, 2018.

Note 2 - Business Acquisitions

On January 8, 2018, we acquired substantially all of the assets and assumed certain liabilities of MMLC Texas Builders, LLC (“Oakdale-Hampton Homes”) for $44.8 million, including an earn-out, which remains subject to customary post-closing adjustments. A portion of the aggregate consideration equal to $0.6 million was placed in a third-party escrow account as security for Oakdale-Hampton Homes’ indemnification and other obligations under the purchase agreement. Oakdale-Hampton Homes acquires developed land and constructs single-family homes in the Dallas-Fort Worth, Texas area. This acquisition marks our entry into a new key growth market. The results of Oakdale-Hampton’s operations are included in our consolidated financial statements from the acquisition date of January 8, 2018.

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

The following table summarizes the calculation of the fair value of the total consideration transferred to Oakdale-Hampton Homes and its preliminary allocation to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair value of consideration transferred:
Cash paid for net assets	$42,423
Contingent consideration (earn-out)	2,418
Total consideration transferred	$44,841

Assets acquired and liabilities assumed:
Assets
Receivables and other assets	$719
Land and other inventories	34,933
Property and equipment	798
Trade name	560
Goodwill	8,733
Total assets acquired	45,743

Liabilities
Accounts payable	749
Accrued and other liabilities	84
Customer deposits	69
Total liabilities assumed	902
Total net assets acquired	$44,841

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

The $0.6 million of acquired intangible assets relates to trade names that are being amortized over 2.5 years. Amortization expense for the three and six months ended June 30, 2018 was $0.1 million for each period,  and is included in selling, general and administrative expenses in the consolidated statements of operations.

We estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change.

Transaction and Integration Costs

Transaction and integration costs directly related to the Oakdale-Hampton Homes acquisition, including legal and accounting fees, were expensed as incurred in accordance with ASC 805.

Goodwill

As of the acquisition date, goodwill consisted primarily of the expected economic value attributable to gaining access to a new market with immediate revenue opportunities through an established backlog and assembled workforce. All of the goodwill is expected to be deductible for income tax purposes and is assigned to the Texas reporting segment.

Supplemental Pro Forma Information

The following represents pro forma operating results as if Oakdale-Hampton Homes had been included in our consolidated statements of operations as of the beginning of the fiscal year presented (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenue	$212,481	$383,643
Net income	1,391	5,052
Basic earnings per share	0.06	0.22
Diluted earnings per share	0.06	0.22

The supplemental pro forma operating results have been determined after adjusting the operating results of Oakdale-Hampton Homes to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2017. These results may not be indicative of future operating results.

Note 3 - Land and Other Inventories

As of June 30, 2018 and December 31, 2017, land and other inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land held for future development	$29,760	$29,312
Land developed and in process of development	387,056	351,798
Homes completed or under construction	314,736	222,741
Total	$731,552	$603,851

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

The following table represents interest incurred, interest capitalized, and interest expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest incurred	$8,518	$9,318	$17,036	$15,523
Interest capitalized	(5,506)	(5,633)	(10,633)	(11,001)
Interest expense	$3,012	$3,685	$6,403	$4,522

Note 4  - Senior Debt

As of June 30, 2018 and December 31, 2017, senior debt, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
6.625% Senior Notes due 2022	$400,000	$400,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Unsecured Credit Facility	—	—
Total senior debt	480,000	480,000
Deferred debt issuance costs	(6,883)	(7,853)
Debt discount	(31)	(39)
Total senior debt, net	$473,086	$472,108

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

The indenture further provides that upon certain specified change of control events, certain covenants will no longer apply to the 6.625% Notes and will be replaced with new covenants (a “Covenant Replacement Event”). Additionally, if we experience specific kinds of changes in control that do not result in a Covenant Replacement Event or, if following a Covenant Replacement Event, we experience a subsequent change of control that results in a downgrade of the rating assigned to the 6.625% Notes, holders of the 6.625% Notes will be entitled to require us to purchase all or a portion of the 6.625% Notes at 101% of their principal amount, plus accrued and unpaid interest to but excluding the date of repurchase.

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

The Senior Unsecured Credit Facility includes a revolving credit facility in an aggregate principal amount of up to $155.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $250.0 million. The facility includes a letter of credit sub-facility in an amount equal to 50% of total commitments then in effect. The maximum amount available under the Senior Unsecured Credit Facility is limited to the lesser of (i) $155.0 million (subject to increase pursuant to the “accordion”) and (ii) an amount equal to the borrowing base minus our consolidated senior debt.  As of June 30, 2018, we had sufficient qualified assets in the borrowing base to cover borrowings of up to $149.2 million and had no borrowings outstanding.

Interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 3.25% or the prime rate plus 2.25%, at our election. We pay quarterly fees of 0.50% per annum on the unused portion of the lenders’ commitments under the Senior Unsecured Credit Facility to the lenders.

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

We were in compliance with all financial covenants as of June 30, 2018.

Note 5 - Estimated Development Liability

The estimated development liability consists primarily of utility completion obligations in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated completion costs. Cash expenditures associated with these obligations were $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, and were $0.2 million and $0.3 million during the three and six months ended June 30, 2017, respectively.  Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $31.4 million and $31.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

On April 26, 2017, we received notice of a Class Action Complaint filed in the Circuit Court for the 10th Judicial Circuit, Polk County, Florida, generally alleging that the collection of club membership fees in connection with the use and enjoyment of the club facilities located within the Solivita community is illegal in that it violates, among other laws, Florida’s Homeowners’ Association Act (“FLHOA”) and Florida’s Deceptive and Unfair Trade Practices Act (“FDUTPA”). It also generally alleges that certain other actions by us have violated FLHOA and FDUTPA. The complaint seeks relief in various forms including recovery for the prior payment of club membership fees and an injunction to prohibit the future collection of club membership fees. On June 9, 2017, we filed an amended motion to dismiss this matter, which was heard on June 13, 2017. On August 8, 2017, the judge issued an order denying in part and granting in part the motion to dismiss. Plaintiffs were provided leave to amend the FDUTPA claims and filed an amended complaint on September 15, 2017. We filed our amended answer on September 29, 2017 along with certain affirmative defenses. The amended answer also contains counterclaims against the plaintiffs for breach of contract and tortious interference with contractual relations, among other claims. On October 5, 2017, we also filed a motion for summary judgment, which was heard on December 8, 2017. On January 23, 2018, the court ruled, granting our motion for summary judgment in part and denying it in part. Importantly, the court ruled that our club operations in Solivita constitute commercial property under the FLHOA, that the club facilities are not common areas of the homeowners’ association and that nothing in the FLHOA prevents a developer from owning club operations for profit, as is the case in this instance. On April 6, 2018, the court heard arguments relative to the plaintiffs’ amended motion for class certification pursuant to which the plaintiffs sought to certify a class of “persons who currently own, or previously owned, a home in Solivita, who have paid, or have been obligated to pay, a Club Membership Fee under the Club Plan Declaration on or after April 26, 2013.” On June 29, 2018, the court ruled on plaintiffs’ amended motion for class certification, granting class certification as to three counts and partially as to a fourth count and denying class certification as to the remaining eight counts of plaintiffs’ amended complaint, but not otherwise making any dispositive rulings as to the merits of the plaintiffs’ counts. In the ruling, the court also redefined and limited the class being certified to include only those persons who currently own a home in Solivita and who have paid a Club Membership Fee under the Club Plan on or after April 26, 2013.

On July 24, 2018, a putative stockholder class action lawsuit captioned Lawrence Zucker v. AV Homes, Inc. et al., Case 1:18-cv-01091, was filed in the United States District Court for the District of Delaware against AV Homes, the members of the AV Homes Board and Taylor Morrison pursuant to Sections 14(a) and 20(a) of the Securities Exchange Act. The complaint alleges, among other things, that the disclosures set forth in the preliminary proxy statement/prospectus filed in connection with the Merger on July 13, 2018 are insufficient and allegedly fail to disclose material information about the combination. The complaint seeks, among other remedies, injunctive relief prohibiting the stockholder vote contemplated by the Merger Agreement, an accounting of damages sustained by the stockholders comprising the purported class and an award of attorneys’ fees and expenses. We believe that the action is without merit.

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2018, we had outstanding surety bonds of approximately $50 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating income:
Florida
Revenues:
Homebuilding	$74,140	$79,112	$132,243	$149,599
Amenity and other	4,289	4,125	9,107	8,762
Land sales	615	—	2,660	1,469
Total revenues	79,044	83,237	144,010	159,830
Expenses:
Homebuilding cost of revenue	58,540	62,640	103,617	118,634
Homebuilding selling, general and administrative	9,313	9,106	18,415	18,404
Amenity and other	4,088	3,548	9,310	7,855
Land sales	207	—	438	196
Segment operating income	$6,896	$7,943	$12,230	$14,741

Carolinas
Revenues:
Homebuilding	$76,119	$82,517	$130,023	$129,362
Land sales	—	—	—	782
Total revenues	76,119	82,517	130,023	130,144
Expenses:
Homebuilding cost of revenue	65,470	70,048	113,633	110,181
Homebuilding selling, general and administrative	8,173	9,140	15,130	14,163
Land sales	—	—	—	786
Segment operating income	$2,476	$3,329	$1,260	$5,014

Arizona
Revenues:
Homebuilding	$39,736	$35,255	$64,982	$66,583
Land sales	—	185	—	185
Total revenue	39,736	35,440	64,982	66,768
Expenses:
Homebuilding cost of revenue	32,698	29,912	53,832	56,650
Homebuilding selling, general and administrative	4,269	3,782	7,394	7,153
Amenity and other	18	18	40	41
Land sales	—	180	—	180
Segment operating income	$2,751	$1,548	$3,716	$2,744

Texas
Revenues:
Homebuilding	$8,661	$—	$16,553	$—
Total revenue	8,661	—	16,553	—
Expenses:
Homebuilding cost of revenue	7,347	—	13,950	—
Homebuilding selling, general and administrative	1,954	—	3,541	—
Segment operating loss	$(640)	$—	$(938)	$—

Operating income	$11,483	$12,820	$16,268	$22,499

Unallocated income (expenses):
Interest income and other	581	253	850	258
Corporate general and administrative expenses	(5,009)	(4,986)	(9,753)	(9,665)
Loss on extinguishment of debt	—	(2,933)	—	(2,933)
Interest expense	(3,012)	(3,685)	(6,403)	(4,522)
Income before income taxes	4,043	1,469	962	5,637
Income tax expense	1,044	822	306	2,551
Net income	$2,999	$647	$656	$3,086

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

The carrying amounts and fair values of our financial liabilities as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes:
6.625% Notes, net (1)	$393,727	$411,480	$392,909	$420,480
6.00% Notes, net (1)	79,359	95,520	79,199	90,240
Contingent consideration (earn-out) (2)	1,124	1,124	—	—

(1)	The carrying amount of the debt instruments are net of unamortized debt issuance costs and certain debt discounts.
(2)	During the three months ended June 30, 2018, we reduced the carrying amount of the Oakdale-Hampton Homes earn-out by $1.3 million to its estimated fair value.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

Senior Notes

As of June 30, 2018 and December 31, 2017, the fair values of the 6.625% Notes and the 6.00% Notes are estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

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

For the six months ended June 30, 2018, we derived 40% of our revenues from Florida, 37% of our revenues from the Carolinas, 18% of our revenues from Arizona and 5% of our revenues from Texas.

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

As of June 30, 2018, our selling community count included 71 locations: 21 in Florida, 31 in the Carolinas,  seven in Arizona and 12 in Texas, with additional communities in the pipeline for each region. Our count of communities with closings as of June 30, 2018 included 63 locations: 17 in Florida, 31 in the Carolinas, six in Arizona and nine in Texas.

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

Definitive Merger Agreement with Taylor Morrison Home Corporation

On June 7, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Taylor Morrison Home Corporation, a Delaware corporation (“Taylor Morrison”), Taylor Morrison Communities, Inc., a Delaware corporation and an indirect subsidiary of Taylor Morrison (the “Intermediate Parent”), and Thor Merger Sub, Inc., a Delaware corporation and an indirect subsidiary of Taylor Morrison (the “Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with AV Homes continuing as the surviving entity in the Merger as an indirect subsidiary of Taylor Morrison. As a result of the merger, we will cease to be a publicly traded company.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $1.00 per share, of AV Homes (the “Company Common Shares”) (excluding any shares (i) subject to vesting, repurchase or other lapse restriction granted under a Company equity plan that is outstanding immediately prior to the Effective Time; (ii) held by any stockholder who properly demands and perfects his, her or its appraisal rights with respect to such shares; or (iii) owned directly by the Company (or any wholly owned subsidiary of the Company, Taylor Morrison or Merger Sub immediately prior to the Effective Time)) will be converted into the right to receive and become exchangeable for (A) 0.9793 validly issued, fully paid and nonassessable shares of Class A common stock, $0.00001 par value per share, of Taylor Morrison (the “Taylor Morrison Shares”), pursuant to applicable election procedures (subject to the pro ration as described below, the “Stock Election Consideration”); (B) $21.50 in cash, without any interest thereon, pursuant to applicable election procedures (subject to the pro ration as described below, the “Cash Election Consideration”); or (C) $12.64 in cash, without any interest thereon, and 0.4034 validly issued, fully paid and nonassessable Taylor Morrison Shares (the “Mixed Election Consideration” and, together with the Cash Election Consideration and the Stock Election Consideration, the “Merger Consideration”). The per share Cash Election Consideration and Stock Election Consideration are subject to adjustment pursuant to the terms of the Merger Agreement such that the aggregate Merger Consideration will consist of approximately 58.8% cash and approximately 41.2% Taylor Morrison Shares. No fractional Taylor Morrison Shares will be issued in the Merger, and the

Company stockholders will receive cash in lieu of any fractional shares. See Note 1, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for further discussion.

Key Operating Metrics

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating income:
Florida
Revenues:
Homebuilding	$74,140	$79,112	$132,243	$149,599
Amenity and other	4,289	4,125	9,107	8,762
Land sales	615	—	2,660	1,469
Total revenues	79,044	83,237	144,010	159,830
Expenses:
Homebuilding cost of revenue	58,540	62,640	103,617	118,634
Homebuilding selling, general and administrative	9,313	9,106	18,415	18,404
Amenity and other	4,088	3,548	9,310	7,855
Land sales	207	—	438	196
Segment operating income	$6,896	$7,943	$12,230	$14,741

Carolinas
Revenues:
Homebuilding	$76,119	$82,517	$130,023	$129,362
Land sales	—	—	—	782
Total revenues	76,119	82,517	130,023	130,144
Expenses:
Homebuilding cost of revenue	65,470	70,048	113,633	110,181
Homebuilding selling, general and administrative	8,173	9,140	15,130	14,163
Land sales	—	—	—	786
Segment operating income	$2,476	$3,329	$1,260	$5,014

Arizona
Revenues:
Homebuilding	$39,736	$35,255	$64,982	$66,583
Land sales	—	185	—	185
Total revenue	39,736	35,440	64,982	66,768
Expenses:
Homebuilding cost of revenue	32,698	29,912	53,832	56,650
Homebuilding selling, general and administrative	4,269	3,782	7,394	7,153
Amenity and other	18	18	40	41
Land sales	—	180	—	180
Segment operating income	$2,751	$1,548	$3,716	$2,744

Texas
Revenues:
Homebuilding	$8,661	$—	$16,553	$—
Total revenue	8,661	—	16,553	—
Expenses:
Homebuilding cost of revenue	7,347	—	13,950	—
Homebuilding selling, general and administrative	1,954	—	3,541	—
Segment operating loss	$(640)	$—	$(938)	$—

Operating income	$11,483	$12,820	$16,268	$22,499

Unallocated income (expenses):
Interest income and other	581	253	850	258
Corporate general and administrative expenses	(5,009)	(4,986)	(9,753)	(9,665)
Loss on extinguishment of debt	—	(2,933)	—	(2,933)
Interest expense	(3,012)	(3,685)	(6,403)	(4,522)
Income before income taxes	4,043	1,469	962	5,637
Income tax expense	1,044	822	306	2,551
Net income	$2,999	$647	$656	$3,086

Data from closings for the Florida, Carolinas,  Arizona and Texas segments for the three and six months ended June 30, 2018 and 2017 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended June 30,	of Units	Revenues	Per Unit
2018
Florida	248	$74,140	$299
Carolinas	200	76,119	381
Arizona	117	39,736	340
Texas	27	8,661	321
Total	592	$198,656	336

2017
Florida	268	$79,112	$295
Carolinas	220	82,517	375
Arizona	107	35,255	329
Texas	—	—	—
Total	595	$196,884	331

			Average
	Number		Price
For the six months ended June 30,	of Units	Revenues	Per Unit
2018
Florida	445	$132,243	$297
Carolinas	345	130,023	377
Arizona	187	64,982	347
Texas	53	16,553	312
Total	1,030	$343,801	334

2017
Florida	515	$149,599	$290
Carolinas	342	129,362	378
Arizona	200	66,583	333
Texas	—	—	—
Total	1,057	$345,544	327

Three Months Ended June 30, 2018 and 2017

Total revenue increased by $2.4 million or 1.2% to $203.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Homebuilding revenue, which is revenue from home closings, increased $1.8 million to $198.7 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the increased average selling price of homes closed in all of our segments. In the Florida segment, homebuilding revenue decreased $5.0 million or 6.3% for the three months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the number of communities in which we had closings from 22 to 17, partially offset by a 1.4% increase in the average selling price of homes closed. In the Carolinas segment, homebuilding revenue decreased by $6.4 million or 7.8% for the three months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the number of communities in which we had closings from 35 to 31, partially offset by a 1.6% increase in the average selling price of homes closed. In the Arizona segment, homebuilding revenue increased  $4.5 million or 12.7% for the three months ended June 30, 2018 compared to the same period in 2017 due to improved demand, the launch of new primary residential communities and a 3.3% increase in the average selling price of homes closed. In the Texas segment, the Oakdale-Hampton Homes acquisition, which marked our entry into the Dallas-Fort Worth market, improved our homebuilding revenue by $8.7 million during the three months ended June 30, 2018.

Gross margin, which is homebuilding revenue less homebuilding cost of revenue,  remained unchanged at 17.4% for the three months ended June 30, 2018 compared to the same period in 2017. Gross margin from the Florida segment increased by 20 basis points to 21.0% from 20.8% for the three months ended June 30, 2018 compared to the same period in 2017. Gross margin from the Carolinas segment decreased by 110 basis points to 14.0% from 15.1% for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the closings in lower margin Savvy Homes communities. Gross margin from the Arizona segment improved 250 basis points to 17.7% from 15.2% for the three months ended June 30, 2018 compared to the same period in 2017 due to selective price increases, especially in our active adult communities.  Gross margin from the Texas segment was 15.2% for the three months ended June 30, 2018 and included 280 basis points negative impact of the purchase accounting write-up of inventory in the Oakdale-Hampton Homes acquisition.  Capitalized interest included in cost of sales for the Florida, Carolinas, Arizona and Texas segments was $1.6 million, $2.0 million,  $1.4 million and less than $0.1 million, respectively, for the three months ended June 30, 2018 and was $2.0 million, $2.1 million and $1.3 million for the Florida, Carolinas and Arizona segments, respectively, for the same period in 2017.

Total selling, general and administrative expenses as a percentage of homebuilding revenue increased to 14.5% for the three months ended June 30, 2018 from 13.7% for the same period in 2017. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue (“Homebuilding SG&A to Revenue Ratio”) increased to 11.9% for the three months ended June 30, 2018 from 11.2% for the same period in 2017.  The Homebuilding SG&A to Revenue Ratio for the Florida segment increased to 12.6% for the three months ended June 30, 2018 compared to 11.5% for the same period in 2017, primarily due to fewer communities with closings resulting in lower revenue over a fixed cost base.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment decreased to 10.7% for the three months ended June 30, 2018 compared to 11.1% for the three months ended June 30, 2017, primarily due to non-recurring adjustments related to the forfeiture of unvested share-based awards.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment remained unchanged for the three months ended June 30, 2018 at 10.7%  compared to the same period in 2017. The Homebuilding SG&A to Revenue Ratio for the Texas segment was 22.6% for the three months ended June 30, 2018.

Corporate general and administrative expenses remained unchanged at $5.0 million or 2.5% of homebuilding revenue for the three months ended June 30, 2018 compared to the same period in 2017. During the three months ended June 30, 2018, we incurred approximately $1.4 million in acquisition-related costs associated with the proposed merger with Taylor Morrison, which were partially offset by a  $1.3 million reduction of the 2018 Oakdale-Hampton Homes earn-out liability.

Interest expense decreased by $0.7 million to $3.0 million for the three months ended June 30, 2018 compared to the same period in 2017.  There was $1.8 million of negative carry related to the incremental interest on the 8.50% Senior Notes due 2019 (the “8.50% Notes”) for a portion of the second quarter in 2017 in which they remained outstanding while we also had the 6.625% Notes issued and outstanding.

Income before income taxes for the three months ended June 30, 2018 was $4.0 million compared to $1.5 million for the three months ended June 30, 2017. The increase was primarily due to (i) the non-recurring $2.9 million loss on extinguishment of debt associated with the repurchase of our 8.50% Notes and the replacement of our senior secured credit facility in the second quarter of 2017,  partially offset by (ii) the $1.7 million increase in selling, general and administrative expenses compared to the same period in 2017, mainly due to additional fixed overhead costs in 2018 related to the Oakdale-Hampton Homes acquisition.

Income tax expense for the three months ended June 30, 2018 was $1.0 million compared to $0.8 million for the three months ended June 30, 2017.

Net income for the three months ended June 30, 2018 was $3.0 million or $0.13 per diluted share compared to $0.6 million or $0.03 per diluted share for the three months ended June 30, 2017.

Six months Ended June 30, 2018 and 2017

Total revenue decreased by $1.2 million or 0.3% to $355.6 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Homebuilding revenue, which is revenue from home closings, decreased $1.7 million or 0.5% to $343.8 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to declines in volume in Florida and Arizona, partially offset by a volume increase in Texas attributable to the Oakdale-Hampton Homes acquisition. In the Florida segment, homebuilding revenue decreased $17.4 million or 11.6% for the six months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the number of communities in which we had closings from 22 to 17, partially offset by a 2.4% increase in the average selling price of homes closed. In the Carolinas segment, homebuilding revenue increased by $0.7 million or 0.5% for the six months ended June 30, 2018 compared to the same period in 2017 due to a slight increase in volume, partially offset by a 0.3% decrease in average selling price of homes closed. In the Arizona segment, homebuilding revenue decreased $1.6 million or 2.4% for the six months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the number of communities in which we had closings from nine to six, partially offset by a 4.2% increase in the average selling price of homes closed. In the Texas segment, the Oakdale-Hampton Homes acquisition, which marked our entry into the Dallas-Fort Worth market, improved our homebuilding revenue by $16.6 million during the six months ended June 30, 2018.

Gross margin, which is homebuilding revenue less homebuilding cost of revenue, decreased by 30 basis points to 17.1% from 17.4% for the six months ended June 30, 2018 compared to the same period in 2017. Gross margin from the Florida segment improved by 90 basis points to 21.6% from 20.7% for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the mix of communities with closings and selective price increases. Gross margin from the Carolinas segment decreased by 220 basis points to 12.6% from 14.8% for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the closings in lower margin Savvy Homes communities. Gross margin from the Arizona segment improved 230 basis points to 17.2% from 14.9% for the six months ended June 30, 2018 compared to the same period in 2017 due to selective price increases, especially in our active adult communities. Gross margin from the Texas segment was 15.7% for the six months ended June 30, 2018 and included 330 basis points negative impact of the purchase accounting write-up of inventory in the Oakdale-Hampton Homes acquisition. Capitalized interest included in cost of sales for the Florida, Carolinas, Arizona and Texas segments was $2.9 million, $3.5 million,  $2.3 million and $0.1 million, respectively, for the six months ended June 30, 2018 and was $3.8 million, $3.5 million and $2.6 million for the Florida, Carolinas and Arizona segments, respectively, for the same period in 2017.

Total selling, general and administrative expenses as a percentage of homebuilding revenue increased to 15.8% for the six months ended June 30, 2018 from 14.3% for the same period in 2017.  The Homebuilding SG&A to Revenue Ratio increased to 12.9% for the six months ended June 30, 2018 from 11.5% for the same period in 2017.  The Homebuilding SG&A to Revenue Ratio for the Florida segment increased to 13.9% for the six months ended June 30, 2018 compared to 12.3% for the same period in 2017, primarily due to fewer communities with closings resulting in lower revenue over a fixed cost base.  The Homebuilding SG&A to Revenue Ratio for the Carolinas segment increased to 11.6% for the six months ended June 30, 2018 compared to 10.9% for the six months ended June 30, 2017, mainly due to lower revenue over a fixed cost base and increased costs associated with a higher level of speculative inventory sales.  The Homebuilding SG&A to Revenue Ratio for the Arizona segment increased to 11.4% for the six months ended June 30, 2018 from 10.7% for the six months ended June 30, 2017, primarily due to fewer communities with closings resulting in lower revenue over a fixed cost base. The Homebuilding SG&A to Revenue Ratio for the Texas segment was 21.4% for the six months ended June 30, 2018.

Corporate general and administrative expenses increased  $0.1 million to $9.8 million for the six months ended June 30, 2018 compared to the same period in 2017. As a percentage of homebuilding revenue, corporate general and administrative expenses remained unchanged at 2.8% for the six months ended June 30, 2018 compared to the same period in 2017. During the six months ended June 30, 2018, we incurred approximately $1.4 million in acquisition-related costs associated with the proposed merger with Taylor Morrison, which was partially offset by a $1.3 million reduction of the 2018 Oakdale-Hampton Homes earn-out liability.

Interest expense increased by $1.9 million to $6.4 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase in interest expense is a result of higher average outstanding debt in 2018 compared to the prior year associated with the issuance of our 6.625% Notes in May 2017 and the repurchase of $45.5 million of our 8.50% Notes, partially offset by a 120 basis point reduction in our weighted average interest rate.

Income before income taxes for the six months ended June 30, 2018 was $1.0 million compared to $5.6 million for the six months ended June 30, 2017. The decrease was primarily due to (i) the $6.4 million of interest expense during the six months ended June 30, 2018 compared to $4.5 million for the same period in 2017 due to the issuance of the 6.625% Notes in May 2017, (ii) the $4.8 million increase in selling, general and administrative expenses compared to the same period in 2017, mainly due to additional fixed overhead costs in 2018 related to the Savvy Homes and Oakdale-Hampton Homes acquisitions, and (iii) a $0.9 million non-recurring increase in amenity and other expenses compared to the same period in 2017, partially offset by (iv) the non-recurring $2.9 million loss on extinguishment of debt associated with the repurchase of our 8.50% Notes and the replacement of our senior secured credit facility in the second quarter of 2017.

Income tax expense for the six months ended June 30, 2018 was $0.3 million compared to $2.6 million for the six months ended June 30, 2017.

Net income for the six months ended June 30, 2018 was $0.7 million or $0.03 per diluted share compared to $3.1 million or $0.14 per diluted share for the six months ended June 30, 2017.

Data from contracts signed for the Florida, Carolinas, Arizona and Texas segments for the three and six months ended June 30, 2018 and 2017 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended June 30,	Signed	Cancellations	Cancellations	Value	Unit
2018
Florida	259	(28)	231	$70,843	$307
Carolinas	215	(15)	200	76,082	380
Arizona	177	(28)	149	50,306	338
Texas	65	(25)	40	14,573	364
Total	716	(96)	620	$211,804	342

2017
Florida	405	(36)	369	$108,789	$295
Carolinas	236	(29)	207	76,768	371
Arizona	141	(26)	115	38,141	332
Texas	—	—	—	—	—
Total	782	(91)	691	$223,698	324

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the six months ended June 30,	Signed	Cancellations	Cancellations	Value	Unit
2018
Florida	614	(59)	555	$163,561	$295
Carolinas	481	(49)	432	165,933	384
Arizona	346	(50)	296	98,018	331
Texas	124	(56)	68	26,320	387
Total	1,565	(214)	1,351	$453,832	336

2017
Florida	807	(75)	732	$213,835	$292
Carolinas	441	(49)	392	147,083	375
Arizona	282	(51)	231	77,566	336
Texas	—	—	—	—	—
Total	1,530	(175)	1,355	$438,484	324

Three Months Ended June 30, 2018 and 2017

The total number of net housing contracts signed during the three months ended June 30, 2018 compared to the same period in 2017 decreased by  71 units or 10.3%. The dollar value of housing contracts signed decreased by $11.9 million or 5.3% over the same period. The decrease in units was driven by Florida and the Carolinas, partially offset by increases in the Arizona and Texas segments. The number of net housing contracts signed for the Florida segment during the three months ended June 30, 2018 decreased by 138 units or 37.4%, while the dollar value of housing contracts signed decreased by $37.9 million or 34.9%, due to the decrease in selling communities from 25 to 21. The number of net housing contracts signed for the Carolinas segment during the three months ended June 30, 2018 decreased by seven units or 3.4%, due to the decrease in selling communities from 38 to 31, while the dollar value of housing contracts signed decreased by $0.7 million or 0.9%. The number of net housing contracts signed for the Arizona segment during the three months ended June 30, 2018 increased by 34 units or 29.6%, while the dollar value of housing contracts signed increased by $12.2 million or 31.9%, driven mainly by improved demand and the launch of new primary residential communities in 2018.  The number of net housing contracts signed for the Texas segment during the three months ended June 30, 2018 was 40 units or $14.6 million, due to the Oakdale-Hampton Homes acquisition in January 2018.

The cancellation rate during the three months ended June 30, 2018 increased to 13.4% from 11.6% compared to the same period in 2017. The cancellation rate in the Florida segment increased to 10.8% from 8.9% over the same period due to higher-than-normal lot transfers in a new community launched in early 2018. The cancellation rate in the Carolinas segment during the three months ended June 30, 2018 improved to 7.0% from 12.3% during the three months ended June 30, 2017, attributable to a higher proportion of speculative inventory sales during the period, which tend to have lower cancellation rates. The cancellation rate in the Arizona segment during the three months ended June 30, 2018 improved to 15.8% from 18.4% compared to the same period in 2017, primarily due to a reduction in contingency-related sales compared to a year ago. The cancellation rate in the Texas segment during the three months ended June 30, 2018 was 38.5%, due to a high number of foreign buyers and first-time home buyers who tend to have higher cancellation rates.

Six Months Ended June 30, 2018 and 2017

The total number of net housing contracts signed during the six months ended June 30, 2018 compared to the same period in 2017 decreased by 4 units or 0.3%. The dollar value of housing contracts signed increased by $15.3 million or 3.5% over the same period. The Carolinas, Arizona and Texas segments each had increases in net housing contracts signed, more than offset by a decrease in the Florida segment. The number of net housing contracts signed for the Florida segment during the six months ended June 30, 2018 decreased by 177 units or 24.2%, while the dollar value of housing contracts signed decreased by $50.3 million or 23.5%, due to the decrease in selling communities from 25 to 21. The number of net housing contracts signed for the Carolinas segment during the six months ended June 30, 2018 increased by 40 units or 10.2%, primarily as a result of the launch of newer communities, while the dollar value of housing contracts signed increased by $18.9 million or 12.8%. The number of net housing contracts signed for the Arizona segment during the six months ended June 30, 2018 increased by 65 units or 28.1%, while the dollar value of housing contracts signed increased by $20.5 million or 26.4%, driven mainly by the launch of new communities and more attractive pricing options in certain primary residential communities in 2018. The number of net housing contracts signed for the Texas segment during the six months ended June 30, 2018 was 68 units or $26.3 million, due to the Oakdale-Hampton Homes acquisition in January 2018.

The cancellation rate during the six months ended June 30, 2018 increased to 13.7% from 11.4% compared to the same period in 2017. The cancellation rate in the Florida segment increased slightly to 9.6% from 9.3% over the same period. The cancellation rate in the Carolinas segment during six months ended June 30, 2018 decreased to 10.2% from 11.1% during the six months ended June 30, 2017, attributable to a higher proportion of speculative inventory sales during the period, which tend to have lower cancellation rates. The cancellation rate in the Arizona segment during the six months ended June 30, 2018 improved to 14.5% from 18.1% compared to the same period in 2017, primarily due to a reduction in contingency-related sales compared to a year ago. The cancellation rate in the Texas segment during the six months ended June 30, 2018 was 45.2%, due to a high number of foreign buyers and first-time home buyers who tend to have higher cancellation rates.

Backlog for the Florida, Carolinas, Arizona and Texas segments as of June 30, 2018 and 2017 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of June 30,	of Units	Volume	Per Unit
2018
Florida	482	$143,788	$298
Carolinas	289	110,769	383
Arizona	259	85,308	329
Texas	62	25,406	410
Total	1,092	$365,271	334

2017
Florida	559	$165,721	$296
Carolinas	311	119,262	383
Arizona	200	68,381	342
Texas	—	—	—
Total	1,070	$353,364	330

The backlog of housing contracts as of June 30, 2018 compared to June 30, 2017 increased by 22 units or 2.1%, and the dollar value of backlog increased by $11.9 million or 3.4% over the same period. The backlog of housing contracts in the Florida segment as of June 30, 2018 compared to June 30, 2017 decreased by 77 units or 13.8%, and the dollar value decreased by $21.9 million or 13.2% over the same period, driven by the decrease in selling communities from 25 to 21. The backlog of housing contracts in the Carolinas segment as of June 30, 2018 compared to June 30, 2017 decreased by 22 units or 7.1%, and the dollar value decreased by $8.5 million or 7.1% over the same period, primarily as a result of the decrease in selling communities from 38 to 31. The backlog of housing contracts in the Arizona segment as of June 30, 2018 compared to June 30, 2017 increased by 59 units or 29.5%, and the dollar value increased by $16.9 million or 24.8% over the same period, driven by improved demand in newer communities, which is more than offsetting decreases in communities that closed out in 2017. The backlog of housing contracts in the Texas segment as of June 30, 2018 was 62 units or $25.4 million due to the Oakdale-Hampton Homes acquisition in January 2018.

As of June 30, 2018, our inventory of unsold (speculative) homes, both completed and under construction, was 688 units, as compared to 545 units as of June 30, 2017. As of June 30, 2018, approximately 28% of unsold homes were completed compared to approximately 25% as of June 30, 2017. The increase in speculative homes is mainly due to the Oakdale-Hampton Homes acquisition.

The following is a breakdown of our owned or controlled land holdings as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	676	332	6,179	7,187	794	332	6,179	7,305
Primary residential	1,694	481	2,276	4,451	1,269	912	1,336	3,517
	2,370	813	8,455	11,638	2,063	1,244	7,515	10,822
Carolinas
Active adult	171	155	165	491	219	—	234	453
Primary residential	1,619	414	380	2,413	1,750	520	30	2,300
	1,790	569	545	2,904	1,969	520	264	2,753
Arizona
Active adult	493	561	452	1,506	584	561	452	1,597
Primary residential	301	272	458	1,031	295	70	545	910
	794	833	910	2,537	879	631	997	2,507
Texas
Active adult	—	—	—	—	—	—	—	—
Primary residential	797	491	—	1,288	—	—	—	—
	797	491	—	1,288	—	—	—	—

Total principal communities	5,751	2,706	9,910	18,367	4,911	2,395	8,776	16,082

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land and approximately 5,000 acres of unplatted scattered mixed-use land, primarily in Florida. We also have approximately 700 platted scattered lots, primarily in Arizona.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 25.8% and 31.8%, respectively. Our effective tax rate for the three and six months ended June 30, 2017 was 55.9% and 45.3%, respectively. Our effective tax rate is impacted by a number of factors, the most significant of which is the enactment of the TCJA on December 22, 2017. For the year ended December 31, 2017, our deferred tax assets were remeasured based on the corporate income tax rate change from 35% to 21%. Effective January 1, 2018, the lower federal rate of 21% and other changes to tax laws affect the value of our deferred tax assets and the effective tax rate going forward.

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

Cash Flows

As of June 30, 2018, our cash, cash equivalents and restricted cash totaled $117.8 million compared to $242.2 million as of December 31, 2017. As of June 30, 2018, total consolidated indebtedness was $480.0 million. The decrease in cash and cash equivalents as of June 30, 2018 is primarily due to the acquisition of Oakdale-Hampton Homes and the increase in homes completed or under construction.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2018, net cash used in operating activities was $78.2 million. The operating cash outflow was primarily due to the $101.0 million increase in land and other inventories as we further developed and completed our land and lots for delivery. These outflows were partially offset by (i) the $9.3 million decrease in receivables, mainly due to the decrease in amounts due from title companies for home closings; and (ii) the $6.8 million increase in accounts payable and accrued liabilities,  primarily as a result of the change in the timing of our interest payments as we replaced the 8.50% Notes with the 6.625% Notes.  Net cash used in investing activities was $46.1 million mainly due to the acquisition of Oakdale-Hampton Homes. Net cash used in financing activities was $0.1 million.

For the six months ended June 30, 2017, net cash used in operating activities was $36.0 million. The operating cash outflow was primarily due to the $46.5 million increase in land and other inventories as we further developed and completed our land and lots for delivery commensurate with the increase in our home closings, the $4.0 million increase in prepaid expenses and other assets, and the $6.6 million increase in accounts payable and accrued and other liabilities. These outflows were partially offset by our net income, a $2.9 million loss on extinguishment of debt related to the repurchase of a portion of our 8.50% Notes, a $1.3 million decrease in receivables, a $5.7 million increase in our customer deposits driven by a 52% increase in backlog since December 31, 2016, and a $2.4 million decrease in our net deferred tax assets. Net cash used in investing activities was $42.3 million mainly due to the acquisition of Savvy Homes. Net cash provided by financing activities was $341.9 million, primarily due to proceeds from the issuance of the 6.625% Notes, partially offset by the repurchase of the 8.50% Notes and $8.1 million in debt issuance costs.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Unsecured Credit Facility will provide sufficient liquidity to fund our business for the next twelve months.

Off Balance Sheet Arrangements

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2018, we had outstanding surety bonds of approximately $50 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes’ critical accounting policies during the six months ended June 30, 2018.  However, we updated our revenue recognition policy to reflect the adoption of ASC 606, which we deemed not material to our consolidated financial statements upon adoption. For additional information regarding AV Homes’ critical accounting policies, refer to Item 7, Management’s Discussion and Analysis, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Special Notes Concerning Forward-Looking Statements

Certain statements discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; increases in interest rates and availability of mortgage financing; elimination or reduction of tax benefits associated with home ownership; the prices and supply of building materials; the availability and skill of subcontractors; our ability to successfully integrate acquired businesses; effect of our expansion efforts on our cash flows and profitability; competition for home buyers, properties, financing, raw materials and skilled labor; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our current level of indebtedness and potential need for additional financing; our ability to purchase outstanding notes upon certain fundamental changes; our ability to obtain letters of credit and surety bonds; cancellations of home sale orders; the geographic concentration of our operations; inflation affecting homebuilding costs or deflation affecting declines in spending and borrowing levels; warranty and construction defect claims; health and safety incidents in homebuilding activities; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; overall market supply and demand for new homes; our ability to recover our costs in the event of reduced home sales; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; dependence on our senior management; effects of government regulation of development and homebuilding projects; development liabilities that may impose payment obligations on us; our ability to utilize our deferred income tax asset; impact of environmental changes and governmental actions in response to environmental changes; dependence on digital technologies and related cyber risks; future sales or dilution of our equity; impairment of intangible assets; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.  In addition, material risks that could cause actual results to differ from forward-looking statements include: the inherent uncertainty associated with financial or other projections; the integration of Taylor Morrison and AV Homes and the ability to recognize the anticipated benefits from the combination of Taylor Morrison and AV Homes; the risk associated with AV Homes’ ability to obtain the shareholder approval required to consummate the merger and the timing of the closing of the merger, including the risk that the conditions to the transaction are not satisfied on a timely basis or at all and the failure of the transaction to close for any other reason; the outcome of any legal proceedings that may be instituted against the parties and others related to the Merger Agreement; unanticipated difficulties or expenditures relating to the transaction, the response of business partners and retention as a result of the announcement and pendency of the transaction; risks relating to the value of the Taylor Morrison common stock to be issued in connection with the transaction; the anticipated size of the markets and continued demand for Taylor Morrison’s and AV Homes’ homes and the impact of competitive responses to the announcement of the transaction; and access to available financing on a timely basis and on reasonable terms, including the refinancing of Taylor Morrison and AV Homes debt to fund the cash portion of the consideration in connection with the transaction. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes’ market risk during the six months ended June 30, 2018. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Information related to pending legal proceedings is presented in Note 6, Commitments and Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the additional risk factors set forth below:

There can be no assurance that our proposed merger with Taylor Morrison will be completed or that we will recognize the expected benefits from the merger.

Completion of the proposed merger with Taylor Morrison is subject to certain closing conditions, including approval by our stockholders, and there is no assurance that the transaction will be completed. If the merger is not completed in a timely basis, or at all, our business may be adversely affected by certain costs we have paid, and other costs, including a potential termination fee payment, we may need to pay, and it may be difficult to redirect our business to proceed as an independent company.

If the merger does proceed, stockholders may not receive all consideration in the form they elect based on the maximum amount of cash available as consideration in the merger. Stockholders who receive stock of Taylor Morrison will be subject to risks that apply to Taylor Morrison, which may negatively impact the price of Taylor Morrison’s stock. Furthermore, because the exchange ratio is fixed and the market price of our stock and Taylor Morrison’s stock will fluctuate, our stockholders receiving stock of Taylor Morrison cannot be sure of the market value of the stock they will receive as merger consideration.

Similarly, the combined company may not be able to realize the cost savings, synergies and other benefits of the merger due to integration difficulties and other challenges. While Taylor Morrison currently anticipates the merger will be accretive to earnings per share (on an adjusted earnings basis) during the first full calendar year after the merger, the expectation is based on preliminary estimates that may materially change. The future results of the combined company will suffer if it does not effectively manage its expanded operations following the merger.

Taylor Morrison and we have incurred substantial expenses related to the merger, and Taylor Morrison will incur additional expenses related to the integration, which will result in significant charges against earnings following the merger. It is also unclear how suppliers and strategic alliances of ours and Taylor Morrison will react to the merger, and it may result in the termination of some existing contracts that impair the combined company’s business and financial results. The combined company will have a substantial amount of debt, which could adversely affect the combined company’s business, financial condition or results of operations, and could prevent the combined company from fulfilling its debt-related obligations.

Our financial condition, results of operations and cash flows could be adversely impacted as a result of the pending merger.

The uncertainty about the effect of the merger may have an adverse effect on our ability to attract, retain and motivate personnel. In addition, we are subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business and operations. It is possible that some customers, suppliers or other persons with whom we have a business relationship may delay or defer certain business decisions or might seek to terminate, change or renegotiate their relationships with us as a result of the merger.  Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and have an adverse impact on our financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated June 7, 2018, among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (filed as Exhibit 2.1 to Form 8-K dated June 7, 2018 (File No. 1-7395), and incorporated herein by reference).

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
99.1

Voting Agreement, dated June 7, 2018, by and between Taylor Morrison Home Corporation and TPG Capital (filed as Exhibit 99.1 to Form 8-K dated June 7, 2018 (File No. 1-7395), and incorporated herein by reference).

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

AV HOMES, INC.

Date:	August 1, 2018	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2018	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)